Form 10-K
period 1999-12-31
WEST PENN FUNDING LLC
filed 2000-03-30
CIK 1087288

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15d OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
            GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND

       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ____________


  Commission File        Registrant; State of Incorporation;     IRS Employer
      Number              Address and Telephone Number        Identification No.

   333-79619                   WEST PENN FUNDING LLC              25-1843349
                (Exact name of Registrant as specified in
                                 its charter)
                                  (Delaware)
                           2325B-2 Renaissance Drive
                              Las Vegas, NV 89119
                                (702) 895-6752

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     The aggregate market value of the voting and non-voting common equity held by non- affiliates of the Registrant: None.

                     DOCUMENTS INCORPORATED BY REFERENCE.

Not applicable.

                             WEST PENN FUNDING LLC

                          FORM 10-K ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 1999


                               TABLE OF CONTENTS

                                                                        Page #


PART I

   Item 1.  Business..........................................................4
   Item 2.  Properties........................................................5
   Item 3.  Legal Proceedings.................................................5
   Item 4.  Submission of Matters to a Vote of Security Holders...............5

PART II

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder
               Matters........................................................5
   Item 6.  Selected Financial Data...........................................5
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................6
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk........7
   Item 8   Financial Statements and Supplementary Data ......................7
               Report of Independent Accountants..............................7
               Statement of Income and Member's Equity........................7
               Statement of Cash Flows........................................8
               Balance Sheet..................................................9
               Notes to Financial Statements.................................10
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................13

PART III

   Item 10. Directors and Executive Officers of the Registrant...............13
   Item 11. Executive Compensation...........................................13
   Item 12. Security Ownership of Certain Beneficial Owners and
               Management....................................................14
   Item 13. Certain Relationships and Related Transactions...................14

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..14

                  Signatures.................................................15
                  Exhibit Index..............................................16

                      Glossary of Terms and Abbreviations

     CAPITAL SUBACCOUNT - An account held by the Trustee under the Indenture which is funded by a contribution to West Penn Funding LLC by West Penn Funding Corporation at the date of issuance of each series of transition bonds.

     COMPETITION ACT - The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

     GENERAL SUBACCOUNT - An account held by the Trustee under the Indenture, into which ITC remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates.

     INDENTURE - The Indenture entered into by West Penn Funding LLC and the Trustee, providing for the issuance of transition bonds.

     ITC - Intangible Transition Charge, which West Penn has been authorized by the PUC to impose on customer bills and to collect through a nonbypassable billing mechanism to recover Qualified Transition Expenses.

     ITP - Intangible Transition Property, which is the property right created under the Competition Act representing the irrevocable right of West Penn Funding LLC to receive, through ITC, amounts sufficient to recover all Qualified Transition Expenses.

     OVERCOLLATERALIZATION SUBACCOUNT - An account held by the Trustee under the Indenture, which is funded ratably from collections of ITC over the term of each series of transition bonds.

     PUC - The Pennsylvania Public Utility Commission.

     QUALIFIED RATE ORDER - The final order issued by the PUC to West Penn in November 1998, in connection with West Penn's restructuring filing under the Competition Act, as supplemented by an August 1999 PUC order.

     QUALIFIED TRANSITION EXPENSES - The transition or stranded costs of an electric utility approved by the PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

     RESERVE SUBACCOUNT - An account held by the Trustee under the Indenture, which consists of remaining funds available after required allocations on the quarterly payment dates.

     SERVICER - West Penn acting in this capacity under the Servicing Agreement. In this capacity, West Penn calculates, bills and collects ITC, and maintains applicable accounting records, among other duties.

     SERVICING AGREEMENT - The Intangible Transition Property Servicing Agreement between West Penn, as Servicer, and West Penn Funding LLC, as Issuer.

     TRUSTEE - Bankers Trust Company, a New York banking corporation, as Trustee under the Indenture.

     WEST PENN - West Penn Power Company, a Pennsylvania corporation.

                             WEST PENN FUNDING LLC

ITEM 1.  BUSINESS

General

     West Penn Funding LLC (the Company) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation. West Penn Funding Corporation is a wholly owned subsidiary of West Penn. The Company was organized in May 1999, for the sole purpose of purchasing and owning ITP, issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of West Penn or West Penn Funding Corporation in the event that West Penn or West Penn Funding Corporation becomes subject to a bankruptcy proceeding.

     The only material business conducted by the Company has been the acquisition of ITP from West Penn Funding Corporation and the issuance in November 1999 of $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4. The specific interest rate and maturity of each class of bonds is specified in Note C of the Notes to Financial Statements. Each series of Bonds have been registered in the name of Cede & Co., as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters managed by Morgan Stanley Dean Witter.

     The Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the ITP from West Penn
Funding Corporation. West Penn arranged for the formation of West Penn Funding Corporation as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

     The Company has no employees. West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer and make collections of the ITP. The Servicing Agreement also requires West Penn, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the Qualified Rate Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer has not yet filed any such adjustment request.

Intangible Transition Property

     The ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the Qualified Rate Order in accordance with the Competition Act. The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs. West Penn, or any assignee of West Penn to whom ITP is sold, may issue and sell, in reliance on the Qualified Rate Order, one or more series of the Bonds, each series in one or more classes, secured by ITP. The Company acquired the ITP and issued the Bonds in November 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn.

ITEM 2.  PROPERTIES

     The Company has no physical property. Its primary asset is the ITP described above in Item 1 ("Business - Intangible Transition Property").

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to Instruction I of Form 10-K.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a) Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn, owns all of the Company's equity. On October 21, 1999, West Penn Funding Corporation transferred $3 million to the Company as an initial capital contribution. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company has made no other sales of unregistered securities.

     (b) Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

     (c) Bondholders. As of December 31, 1999 the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the results of operations and financial condition of the Company is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

     As discussed above under Item 1 "Business - General," the Company is a Delaware limited liability company, whose sole member is West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn. As discussed in Note C to Financial Statements, on November 16, 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from West Penn Funding Corporation. As the Company was formed for limited purposes, as discussed under Item 1 "Business - General," the income statement effects were limited primarily to revenue from collections of ITC by the Servicer, interest income earned on the Capital Subaccount maintained by the Trustee and on temporary investments, interest expense on the Bonds, amortization of the ITP, servicing fees and other administrative expenses.

     From the period of inception, May 26, 1999, to December 31, 1999, the income generated from the ITP was approximately $7,502,000. The Company also earned approximately $6,000 in interest from the Capital Subaccount maintained by the Trustee and temporary investments. Interest expense of approximately $5,070,000 consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. The Company also incurred servicing fees of approximately $104,000 and other administrative fees of $1,000.

     The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn. As part of West Penn's responsibility as Servicer under the Servicing Agreement, as discussed in Item 1 "Business - General," West Penn remitted to the Trustee $7,438,000 of ITC collections for the period from November 16, 1999 to December 31, 1999. The first quarterly payment of Bond principal, interest and all related expenses will be made by the Trustee on March 27, 2000.

     The Company currently anticipates that there will be sufficient revenue to make interest payments due on the first quarterly payment date, March 27, 2000. However, due to the lag between amounts of ITC billed by West Penn to its customers and amounts collected from those customers during the initial period for the implementation of the ITC, after application of the amounts in the Capital Subaccount, the Company anticipates a shortfall of approximately $3,000,000 in the scheduled principal payment on that date (which shortfall does not constitute an Event of Default under the Indenture.)

     Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished by increases in the ITC. Under the Servicing Agreement, West Penn, as Servicer, intends to file a request for an adjustment to the ITC with the PUC on October 1, 2000 to produce additional revenues sufficient to replenish the Capital Subaccount prior to the December 2001 quarterly payment date. The adjustment will go into effect on January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of West Penn Funding LLC (the Company) at December 31, 1999, and the results of its operations and its cash flows from May 26, 1999 (inception date) through December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
February 3, 2000


STATEMENT OF INCOME

                                                   FROM MAY 26, 1999 INCEPTION
                                                      TO DECEMBER 31, 1999

(Thousands of Dollars)
Revenues:
  Intangible transition charges........................................ $ 7,502
  Interest income......................................................      6
    Total Revenues.....................................................   7,508

Operating Expenses:
  Amortization of intangible transition property.......................   2,323
  Interest expense.....................................................   4,944
  Amortization of debt issuance costs..................................     126
  Administrative and general expense...................................     105
    Total operating expenses...........................................   7,498
                                                                       ---------
    Operating income...................................................      10

Income tax expense.....................................................       4
                                                                        --------
Net income.............................................................  $    6
                                                                        ========
________________________________________________________________________________

STATEMENT OF MEMBER'S EQUITY
Balance at May 26, 1999................................................  $    0
Add:
  Member's cash contribution...........................................   3,025
                                                                        --------
                                                                          3,025
Deduct:
  Net income...........................................................       6
                                                                        --------
Balance at December 31.................................................  $ 3,031
                                                                        ========

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS

                                               FROM MAY 26, 1999 INCEPTION DATE
                                                      TO DECEMBER 31, 1999

(Thousands of Dollars)

Cash Flows from Operations:
  Net income........................................................... $     6
  Amortization of intangible transition property.......................   2,323
  Amortization of debt issuance expenses...............................     126
  Changes in certain current assets and liabilities:
    Accounts receivable from parent....................................  (7,474)
    Interest and taxes accrued.........................................   4,948
    Accounts payable to parent.........................................     633
                                                                         ______
                                                                            562
                                                                         ______

Cash Flows from Investing:
  Purchase of intangible transition property...........................(594,941)
                                                                       _________
                                                                       (594,941)

Cash Flows from Financing:

  Proceeds from issuance of transition bonds........................... 595,363
  Equity contribution from member......................................   3,025
  Change in restricted funds......................... .................  (3,006)
                                                                       _________
                                                                        595,382

Net Change in Cash and Temporary Cash Investments......................   1,003
Cash and Temporary Cash Investments at May 26..........................       0
Cash and Temporary Cash Investments at December 31..................... $ 1,003


Supplemental Cash Flow Information
  Cash paid from inception:
    Interest........................................................... $     0
    Income taxes....................................................... $     0


See accompanying notes to financial statements.

BALANCE SHEET

                                                             DECEMBER 31, 1999

(Thousands of Dollars)

ASSETS

Current Assets:

  Cash and temporary cash investments................................. $  1,003
  Accounts receivable from parent.....................................    7,474
  Restricted funds....................................................    3,006
  Intangible transition property......................................   52,779
                                                                       _________
                                                                         64,262

Noncurrent Assets:
  Intangible transition property......................................  539,838
  Unamortized debt issuance expense...................................    4,453
                                                                       _________
                                                                        544,291
Total................................................................. $608,553


LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
  Long-term debt due within one year.................................. $ 49,734
  Accounts payable to parent..........................................      633
  Federal and state income taxes accrued..............................        4
  Interest accrued....................................................    4,944
                                                                       _________
 ......................................................................   55,315

Long-term debt, net of discount.......................................  550,207
                                                                       _________

Member's Equity.......................................................    3,031
                                                                       _________
Total................................................................. $608,553
                                                                       ========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

NOTE A: NATURE OF OPERATIONS

West Penn Funding LLC (the Company), a limited liability company established under the laws of the State of Delaware, was formed on May 26, 1999. West Penn Funding Corporation is the sole member of the Company. West Penn Funding Corporation is a wholly owned subsidiary of West Penn Power Company (West
Penn), an operating electric utility. West Penn is a wholly owned subsidiary of Allegheny Energy, Inc., a public utility holding company.

The Company was organized for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (Bonds), pledging its interest in ITP and other collateral to the bond trustee, and performing activities that are necessary, suitable or convenient to accomplish these purposes. ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (PUC Order) issued on November 19, 1998, and supplemented by order dated August 12, 1999, by the Pennsylvania Public Utility Commission (PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act (applicable law) enacted in Pennsylvania in December 1996. The PUC Order authorizes the ITC to be sufficient to recover the principal amount of Bonds issued by the Company, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

West Penn transferred the ITP to West Penn Funding Corporation which sold the ITP to West Penn Funding LLC.

The Company issued $600.0 million of Bonds in four different classes on November 16, 1999 (see Note C for additional information). The proceeds were used to fund the purchase of ITP. The ITP and restricted funds were used to collateralize the Bonds. Under applicable law, the Bonds are recourse to the Company and are collateralized on a pro rata basis by the ITP and the equity and assets of the Company. The source of repayment is the ITC authorized pursuant to the PUC Order, which charges are collected from West Penn customers by West Penn, as servicer.

ITC collections are deposited by West Penn with the Company and used to pay the expenses of the Company, to pay debt service on the Bonds and to fund credit enhancement for the Bonds. The Company also pledged the capital contributed by West Penn Funding Corporation to collateralize the debt service requirements of the Bonds. The Bonds are non-recourse to West Penn Funding Corporation, West Penn, and Allegheny Energy, Inc.

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period.

Actual results could differ from these estimates.

Cash and Temporary Cash Investments

For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Restricted Funds

Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the "Capital Subaccount" with the Bond Trustee (Bankers Trust Company, a New York banking corporation). West Penn Funding Corporation contributed this amount to the Company. This account is the last account drawn in the event that "General Subaccount" collections are insufficient to make required allocations. If the "Capital Subaccount" is used, it will be replenished from the ITC remittances to its original level through the periodic reconciliation process. Accordingly, the "Capital Subaccount" is classified as Restricted Funds on the Balance Sheet.

Revenue

The Company records intangible transition charges in the period ITC is billed to customers by West Penn.

Amortization of Intangible Transition Property

The ITP is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees.

Amortization of Debt Issuance Costs and Discount on Debt

The costs associated with the issuance of the Bonds have been capitalized and are being amortized in interest expense over the life of the Bonds utilizing the effective interest method.

Income Taxes

The Company joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. For the Company, the difference between the effective tax rate and the statutory tax rate of 35% is not significant.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.


NOTE C:  LONG-TERM DEBT

In November 1999, the Company issued $600.0 million of Series 1999-A Bonds. The Bonds consist of four classes. The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at December 31, 1999, are:

                     Initial Class     Expected Final              Final
Class   Bond Rate      Principal       Payment Date            Maturity Date
                       Balance
                    ($ Thousands)

A-1      6.320%         $74,000        June 25, 2001          June 25, 2003
A-2      6.630%         172,000        December 26, 2003      December 26, 2005
A-3      6.810%         198,000        September 25, 2006     September 25, 2008
A-4      6.980%         156,000        June 25, 2008          December 26,2008
     Total             $600,000
  Current Maturities    (49,734)
Unamortized Discount        (59)
   Long-term Debt      $550,207
                       ========

The source of repayment is ITC. West Penn is collecting this non-bypassable charge from its retail customers of electricity. The Servicer deposits collections of the ITC monthly into a "General Subaccount" maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds and pay fees, costs and charges specified in the Indenture. The Trustee is required to make the first payment on March 27, 2000. The Indenture also includes a "Reserve Subaccount" that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an "Overcollateralization Subaccount." The overcollateralization for these securities will be funded over the life of the Series 1999-A Bonds and is expected to reach 0.5% of the initial principal balance of this series of transition bonds. Additionally, an amount equal to 0.5% of the initial principal amount of the Bonds was deposited into the "Capital Subaccount" under the Indenture on the date of issuance. If amounts available in the "General Subaccount", "Reserve Subaccount", and the "Overcollateralization Subaccount" are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the "Capital Subaccount." On payment in full of the Bonds, any remaining amounts that collateralize the Bonds will be released to the Company.


NOTE D:  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. For the period ended December 31, 1999, the Company recorded servicing fees of $0.10 million.

Debt issuance costs of approximately $4.58 million were incurred and recorded by the Company during 1999, including $0.53 million incurred by West Penn to be reimbursed by the Company. The Company will reimburse West Penn for any additional debt issuance costs it incurs for the transition bonds.

At December 31, 1999, the Balance Sheet includes a receivable from West Penn of approximately $7.5 million for ITC collections. The Balance Sheet also includes a payable to West Penn of approximately $0.63 million for servicing fees and debt issuance costs.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to Instruction I of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

         Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to Instruction I of Form 10-K.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a) The following documents are filed as part of this report:

         1.  Financial Statements--included in response to Item 8.

             Report of Independent Accountants

             Statement of Income and Member's Equity for the period May 26, 1999 (inception) to December 31, 1999

             Statement of Cash Flows for the period May 26, 1999 (inception) to December 31, 1999

             Balance Sheet at December 31, 1999

         2.  Financial Statement Schedules.
             None.

         3.  Exhibits.

             See Exhibit Index which appears following the Signature page to this report.

     (b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated
         November 12, 1999 relating to disclosure of the use of Computational Materials by the underwriters in connection with the offering of the Bonds.

         The Company also filed a Current Report on Form 8-K dated November 12, 1999 disclosing the opinion of Cravath, Swaine & Moore relating to the legality of the Bonds.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WEST PENN FUNDING LLC
                                           -------------------------
                                                (Registrant)

                                         By    /s/ Michael P. Morrell
                                             -------------------------------
                                               Michael P. Morrell, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                          Title                       Date

By  /s/ Michael P. Morrell
   __________________________   President (Principal Executive    March 27, 2000
         Michael P. Morrell     Officer)

By  /s/ Keith L. Warchol        Treasurer (Principal Financial    March 27, 2000
   __________________________   Officer and Principal Accounting
         Keith L. Warchol       Officer)

By  /s/ Bruce M. Sedlock        Director                          March 27, 2000
   __________________________
         Bruce M. Sedlock

By  /s/ Terrence A. Burke       Director                          March 27, 2000
   __________________________
         Terrence A. Burke

By  /s/ Thomas C. Sheppard, Jr. Director                          March 27, 2000
   __________________________
         Thomas C. Sheppard, Jr.



          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
         NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to security holders.

                               INDEX TO EXHIBITS

     The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12b-32 are incorporated herein by reference.

Exhibits

Exhibit No.           Description

 3.1 Certificate of Formation of West Penn Funding LLC (Exhibit 4.2 to Registration Statement No. 333-79619)

 3.2 Limited Liability Company Agreement of West Penn Funding LLC, dated May 26, 1999 (Exhibit 4.1.1 to Registration Statement No. 333-79619)

 *3.3 Assignment of Limited Liability Company Interest and Amendment to Limited Liability Company Agreement of West Penn Funding LLC, dated October 20, 1999

 *3.4 Amended and Restated Limited Liability Company Agreement of West Penn Funding LLC, dated November 3, 1999

 *4.1 Indenture, dated as of November 16, 1999, between West Penn Funding LLC and Bankers Trust Company

 *4.2 Series Supplement, dated as of November 16, 1999, between West Penn Funding LLC and Bankers Trust Company

 4.3 Form of Transition Bonds (Exhibit 4.4 to Registration Statement No. 333- 79619) *10.1 Intangible Transition Property Transfer Agreement, dated November 16, 1999, between West Penn Power Company and West Penn Funding Corporation

 *10.2 Intangible Transition Property Sale Agreement, dated November 16, 1999, between West Penn Funding LLC and West Penn Funding Corporation

 *10.3 Intangible Transition Property Servicing Agreement, dated November 16, 1999, between West Penn Funding LLC and West Penn Power Company

 *23                  Consent of PricewaterhouseCoopers LLP

 *27                  Financial Data Schedule

 *99                  Monthly Servicer's Certificates