Form 10-Q
period 2000-03-31
WEST PENN FUNDING LLC
filed 2000-05-15
CIK 1087288

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                Quarterly Report under Section 13 or 15(d)
                  Of the Securities Exchange Act of 1934



                     For Quarter Ended March 31, 2000

                     Commission File Number: 333-79619



                           WEST PENN FUNDING LLC
          (Exact name of registrant as specified in its charter)



              2325B-2 Renaissance Drive, Las Vegas, NV  89119
                     Telephone Number - (702) 895-6752



                 Delaware                   25-1843349
          (State of Incorporation)  (I.R.S. Employer Identification No.)


The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) Of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.

                         THE WEST PENN FUNDING LLC


                Form 10-Q for Quarter Ended March 31, 2000


                                   Index


                                                            Page
PART I--FINANCIAL INFORMATION:                              No.


  Statement of Income - Three months ended
    March 31, 2000                                          3




 Statement of Cash Flows - Three months ended
     March 31, 2000                                         4



  Balance Sheet - March 31, 2000
     And December 31, 1999                                  5


  Notes to Financial Statements                         6 - 9


  Management's Discussion and Analysis of Financial
      Condition and Results or Operations                  10

                           WEST PENN FUNDING LLC

                            Statement of Income
                          (Thousands of Dollars)


                                              Three Months Ended
                                               March 31,2000



Revenues:
  Intangible transition charges.....................$25,505
  Interest income...................................    152
    Total Revenues.................................. 25,657

Operating Expenses:
  Amortization of intangible transition property.... 14,733
  Interest expense.................................. 10,217
  Amortization of debt issuance costs...............    260
  Administrative and general expense................    336
  Total operating expenses.......................... 25,546
    Operating income................................    111

Income tax expense..................................     48

Net income..........................................$    63



STATEMENT OF MEMBER'S EQUITY

Balance at January 1, 2000..........................$ 3,031

Add:
  Net income .......................................     63

Balance at March 31.................................$ 3,094


See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC


                          Statement of Cash Flows
                          (Thousands of Dollars)


                                                   Three Months Ended
                                                     March 31, 2000

Cash Flows from Operations:
  Net income .......................................  $    63
  Amortization of intangible transition property....   14,733
  Changes in certain current assets and liabilities:
    Unamortized debt issuance expenses..............     (908)
    Accounts receivable from parent.................   (4,940)
    Restricted funds................................    2,995
    Interest accrued ...............................   (4,504)
    Taxes accrued...................................       48
    Accounts payable to parent......................      692
                                                        8,179


Cash Flows from Financing:
  Repayment of transition bonds.....................   (8,628)
                                                       (8,628)

Net Change in Cash and Temporary Cash Investments...   (  449)
Cash and Temporary Cash Investments at January 1....    1,003
Cash and Temporary Cash Investments at March 31..... $    554


Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest........................................ $ 14,720
    Income taxes.................................... $      0



See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC

                               Balance Sheet
                          (Thousands of Dollars)







                                          March 31,    December 31,
                                            2000          1999

ASSETS

Current Assets:
  Cash and temporary cash investments.....$    554       $  1,003
  Accounts receivable from parent.........  12,414          7,474
  Restricted funds........................      11          3,006
  Intangible transition property..........  54,946         52,779
                                            67,925         64,262

Noncurrent Assets:
  Intangible transition property.......... 522,939        539,838
  Unamortized debt issuance expense.......   5,360          4,453
                                           528,299        544,291

Total.....................................$596,224       $608,553

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
  Long-term debt due within one year......$ 56,284       $ 49,734
  Accounts payable to parent..............   1,325            633
  Federal and state income taxes accrued..      52              4
  Interest accrued........................     440          4,944
                                            58,101         55,315

Long-term debt, net of discount........... 535,029        550,207
Member's Equity ..........................   3,094          3,031

Total.....................................$596,224       $608,553


See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements

    The Company's Notes to Financial Statements in its Annual
Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000.


2. Nature of Operations

     West Penn Funding LLC (the Company) is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn Power Company (West Penn).

     The Company was organized in May 1999, for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets would not be consolidated with the bankruptcy estate of West Penn or West Penn Funding Corporation in the event the West Penn or West
Penn Funding Corporation becomes subject to a bankruptcy proceeding.

     The ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to the Qualified Rate Order issued November 19, 1998, and supplemented by order dated August 12, 1999, by the Pennsylvania Public Utility Commission
(PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act enacted in Pennsylvania in December 1996.

     The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs. West Penn, or any assignee of West Penn to whom ITP is sold, may issue and sell, in reliance on the Qualified Rate Order, one or more series of the Bonds, each series in one or more classes, secured by ITP. The Company acquired the ITP and issued the Bonds in November 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail customers of electricity within West Penn's service territory who receive electricity delivery service from West Penn.

     In November 1999, the Company acquired ITP from West Penn
Funding Corporation and issued $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4.

     The Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and the purchase the ITP from West Penn
Funding Corporation.

     The source of repayment for the Bonds is the ITC. West Penn as Servicer collects this non-bypassable charge from its retail customers of electricity and deposits ITC monthly collections into the General Subaccount maintained by the Trustee under the Indenture. Each quarter, the Trustee uses these funds to make principal and interest payments on the Bonds and to pay fees, costs and charges specified in the Indenture. The Reserve Subaccount held by the Trustee consists of remaining funds available after required allocations on the quarterly payment dates. The Overcollateralization Subaccount held by the Trustee will be funded ratably from collections of ITC over the term of each series of 1999-A Bonds and is expected to reach 0.5% of the initial principal balance. The Capital Subaccount held by the Trustee was initially funded by a contribution to West Penn Funding LLC by West Penn Funding Corporation on the date of issuance of each series of Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw if amounts available in the General Subaccount, Reserve Subaccount, and the Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished from the ITC remittances to its original level through the periodic reconciliation process.

     The Company has no employees. West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer and make collections of the ITP. The Servicing Agreement also requires
West Penn, as Servicer, to file requests for annual adjustments to the ITC, and the Competition Act and the Qualified Rate Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by the Servicer as to projected future use of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. The Servicer has not yet filed any such adjustment request.


3. Summary of Significant Accounting Policies

Management's Estimates

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


Restricted Funds

    In November 1999, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the Capital Subaccount held by the Trustee (Bankers Trust Company, a New York banking corporation). This account is the last account drawn if amounts available in the General Subaccount, Reserve Subaccount, and the Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished from the ITC remittances to its original level through the periodic reconciliation process.

Accordingly, the Capital Subaccount is classified as Restricted
Funds on the Balance Sheet. On March 27, 2000, the Trustee was required to withdraw $3.0 million from the Capital Subaccount to make principal payments on the Bonds.


Revenue

     The Company records ITC in the period billed to customers by the Servicer and interest income earned on the Capital Subaccount maintained by the Trustee.


Amortization of Intangible Transition Property

    The ITP is amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees.


Amortization of Debt Issuance Costs and Discount on Debt

    The costs associated with the issuance of the Bonds are amortized over the life of the Bonds utilizing the effective interest method.


Income Taxes

    The Company joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.


4. Long-Term Debt

    In November 1999, the Company issued $600.0 million of Series
1999-A Bonds. The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at March 31, 2000 are:

                     Initial
                      Class         Expected Final       Final
Class   Bond Rate   Principal        Payment Date    Maturity Date
                     Balance
                        ($
                    Thousands)
 A-1     6.320%         $65,372    June 25, 2001       June 25, 2003
 A-2     6.630%         172,000    December 26, 2003   December 26, 2005
 A-3     6.810%         198,000    September 25,2006   September 25,2008
 A-4     6.980%         156,000    June 25, 2008       December 26,2008
      Total            $591,372
 Current Maturities     (56,284)
 Unamortized Discount       (59)
 Long-term Debt        $535,029

The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.


5.  Significant Agreements and Related Party Transactions

    Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. For the three month period ended
March 31, 2000, the Company recorded servicing fees of $0.31 million.

    At March 31, 2000, the Balance Sheet includes a receivable from West Penn of approximately $12.4 million for ITC collections. The Balance Sheet also includes a payable to West Penn of approximately $1.33 million for servicing fees and debt issuance costs it incurred for the Bonds.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Forward-Looking Information

    This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations.

    Factors that could cause actual results to differ materially from those described in forward-looking statements include, among other matters, ongoing state and federal activities, developments in legislative, regulatory, and competitive environments, regulatory changes, future economic conditions, and other circumstances such as weather that could affect anticipated revenues and costs.


Review of Operations

    The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from West Penn Funding Corporation.

    The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn.

    The Trustee made the first quarterly payment of Bond principal, interest and all related expenses on the scheduled payment date of March 27, 2000. ITC collections were sufficient to pay interest and a portion of the scheduled principal payment on the Bonds. However, due to the lag in ITC billed by West Penn to its customers and collections from customers during the implementation of the ITC, the Trustee was required to withdraw $3.0 million from the Capital Subaccount and principal payments were $1.5 million less than scheduled. This shortfall does not constitute an Event of Default under the Indenture.

     The Company currently anticipates that there will be sufficient ITC collection going-forward to pay interest and the scheduled principal payments on the Bonds, once the ITC implementation issues are resolved.

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