Form 10-Q/A
period 2000-03-31
WEST PENN FUNDING LLC
filed 2000-06-01
CIK 1087288

Page 1 of 10




                                FORM 10-Q/A




                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  Of the Securities Exchange Act of 1934





                     For Quarter Ended March 31, 2000

                     Commission File Number: 333-79619




                           WEST PENN FUNDING LLC
          (Exact name of registrant as specified in its charter)



              2325B-2 Renaissance Drive, Las Vegas, NV  89119
                     Telephone Number - (702) 895-6752





              Delaware                        25-1843349
       State of Incorporation)    I.R.S. Employer Identification No.)







The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.

West Penn Funding LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding corporation.

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




PART II--OTHER INFORMATION:

                           WEST PENN FUNDING LLC

                            Statement of Income
                          (Thousands of Dollars)







                                                    Three Months Ended
                                                          March 31,
                                                           2000



Revenues:
  Intangible transition charges..........................$25,505
  Interest income........................................    152
    Total Revenues....................................... 25,657

Operating Expenses:
  Amortization of intangible transition property......... 14,733
  Interest expense....................................... 10,217
  Amortization of debt issuance costs....................    260
  Administrative and general expense.....................    336
  Total operating expenses............................... 25,546
    Operating income.....................................    111

Income tax expense.......................................     48

Net income...............................................$    63







STATEMENT OF MEMBER'S EQUITY

Balance at January 1, 2000...............................$  3,031

Add:
  Net income ............................................      63

Balance at March 31......................................$  3,094




See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC



                          Statement of Cash Flows
                          (Thousands of Dollars)




                                                     Three Months Ended
                                                          March 31,
                                                             2000



Cash Flows from Operations:
  Net income ............................................$    63
  Amortization of intangible transition property......... 14,733
  Changes in certain current assets and liabilities:
    Unamortized debt issuance expenses...................   (908)
    Accounts receivable from parent...................... (4,940)
    Restricted funds.....................................  2,995
    Interest accrued .................................... (4,504)
    Taxes accrued........................................     48
    Accounts payable to parent...........................    692
                                                           8,179


Cash Flows from Financing:
  Repayment of transition bonds.......................... (8,628)
                                                          (8,628)

Net Change in Cash and Temporary Cash Investments........ (  449)
Cash and Temporary Cash Investments at January 1.........  1,003
Cash and Temporary Cash Investments at March 31..........$   554


Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest.............................................$14,720
    Income taxes.........................................$     0



See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC



                               Balance Sheet
                          (Thousands of Dollars)







                                             March 31,  December 31,
2000         1999

ASSETS

Current Assets:
  Cash and temporary cash investments.......$    554    $  1,003
  Accounts receivable from parent...........  12,414       7,474
  Restricted funds..........................      11       3,006
  Intangible transition property............  54,946      52,779
                                              67,925      64,262
Noncurrent Assets:
  Intangible transition property............ 522,939     539,838
  Unamortized debt issuance expense.........   5,360       4,453
                                             528,299     544,291

Total.......................................$596,224    $608,553

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
  Long-term debt due within one year........$ 56,284    $ 49,734
  Accounts payable to parent................   1,325         633
  Federal and state income taxes accrued....      52           4
  Interest accrued..........................     440       4,944
                                              58,101      55,315

Long-term debt, net of discount............. 535,029     550,207
Member's Equity ............................   3,094       3,031

Total.......................................$596,224    $608,553


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

Scheduled maturities and interest rates for the Bonds at March 31, 2000 are:

                     Initial
                      Class      Expected Final          Final
Class   Bond Rate   Principal     Payment Date       Maturity Date
                     Balance
                   ($Thousands)
 A-1     6.320%        $65,372 June 25, 2001        June 25, 2003
 A-2     6.630%        172,000 December 26, 2003    December 26, 2005
 A-3     6.810%        198,000 September 25, 2006   September 25, 2008
 A-4     6.980%        156,000 June 25, 2008        December 26, 2008
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

                         THE WEST PENN FUNDING LLC

                Part II - Other Information to Form 10-Q/A
                     for Quarter Ended March 31, 2000







ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               (27) Financial Data Schedule

          (b) No reports on Form 8-K were filed on behalf of the company for the quarter ended March 31, 2000.








                                 Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WEST PENN FUNDING LLC


                                     /s/ KEITH L. WARCHOL, TREASURER


                                     Keith L. Warchol, Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


May 30, 2000