Form 10-Q
period 2000-06-30
WEST PENN FUNDING LLC
filed 2000-08-14
CIK 1087288

Page 1 of 11




                                 FORM 10-Q




                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  Of the Securities Exchange Act of 1934





                      For Quarter Ended June 30, 2000

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

                           WEST PENN FUNDING LLC

                 Form 10-Q for Quarter Ended June 30, 2000




                                   Index





                                                                Page
PART I--FINANCIAL INFORMATION:                                  No.



  Statement of Income - Three and six months
    ended June 30, 2000                                           3

  Statement of Member's Equity - June 30, 2000                    3

  Balance Sheet - June 30, 2000
     and December 31, 1999                                        4

  Statement of Cash Flows - Six months ended
     June 30, 2000                                                5

  Notes to Financial Statements                                  6-9

  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       10-11




PART II--OTHER INFORMATION                                        12

                           WEST PENN FUNDING LLC

                       NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements

    The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000.


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

     The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs and authorized any assignee of West Penn to sell Bonds secured by ITP.

     In November 1999, the Company acquired ITP from West Penn
Funding Corporation, issued $600 million of Bonds, and used the proceeds to pay expenses of issuance and to purchase the ITP from West Penn Funding Corporation.

     The principal amount of the Bonds, interest, fees, and overcollateralization for the Bonds will be recovered through ITC payable by retail customers within West Penn's service territory who receive electricity delivery service from West Penn.

     West Penn, as Servicer, collects the ITC from its retail customers of electricity and deposits monthly collections into the General Subaccount held by the Trustee. Each quarter, the Trustee (Bankers Trust Company, a New York banking corporation) uses these funds to make principal and interest payments on the Bonds and to pay fees specified in the Indenture. The Reserve Subaccount maintained by the Trustee consists of funds remaining after required allocations on the quarterly payment dates. The Overcollateralization Subaccount held by the Trustee will be funded from collections of ITC over the term of the Bonds and is expected to reach 0.5% of the initial principal balance. The Capital Subaccount held by the Trustee was initially funded by a contribution to West Penn Funding LLC by West Penn Funding Corporation on the date of issuance of Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw if amounts in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished to its original level from ITC remittances through the periodic ITC reconciliation process.

     The Company has no employees.  Under the Servicing Agreement,
West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Servicing Agreement also requires West Penn to file requests for annual adjustments to the ITC, and the Competition Act and the Qualified
Rate Order require the PUC to act upon these requests within specified time periods. These adjustment requests are based on actual ITC collections and updated assumptions by West Penn of projected customer use of electricity, expected delinquencies and write-offs, and future expenses relating to the ITP and the Bonds.
West Penn has not yet filed an adjustment request.


3. Summary of Significant Accounting Policies

Management's Estimates
    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reported period, which in the normal course of business are subsequently adjusted to actual results.

Cash and Temporary Cash Investments
    For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less are considered to be the equivalent of cash. Cash and Temporary Cash Investments include amounts in the Subaccounts held by the Trustee except for amounts in the Capital Subaccount which are reported as Restricted Funds.

Restricted Funds
    In November 1999, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the Capital Subaccount held by the Trustee. This account is the last account drawn if funds in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished from ITC remittances to its original level through the periodic reconciliation process. Accordingly, the Capital Subaccount is classified as Restricted Funds.

Revenue
     The Company recognizes ITC revenue in the period billed by West Penn as Servicer and records interest income earned on the Capital Subaccount maintained by the Trustee.

Amortization of Intangible Transition Property
    The ITP was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated ITC revenues, interest accruals and other expenses.

Amortization of Debt Issuance Costs and Discount on Debt
    The costs associated with the issuance of the Bonds are being amortized over the life of the Bonds utilizing the effective interest method.

Income Taxes
    The Company joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.


4. Long-Term Debt


    In November 1999, the Company issued $600.0 million of Bonds.
The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at June 30, 2000 are:


                    Principal      Expected Final         Final
Class   Bond Rate    Balance        Payment Date      Maturity
Date
                   ($ Thousands)
 A-1     6.320%         $54,345    June 25, 2001      June 25, 2003
 A-2     6.630%         172,000    December 26, 2003  December 26,2005
 A-3     6.810%         198,000    September 25,2006  September 25,2008
 A-4     6.980%         156,000    June 25, 2008      December 26,2008
      Total            $580,345
 Current Maturities     (60,083)
 Unamortized Discount       (59)
 Long-term Debt        $520,203


The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

5. Significant Agreements and Related Party Transactions

    Under the Servicing Agreement, West Penn as Servicer is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. For the six month period ended June 30, 2000, the Company recorded servicing fees of $0.62 million.

    At June 30, 2000, the Balance Sheet includes a receivable from West Penn of $14.85 million for ITC collections. The Balance Sheet also includes a payable to West Penn of $1.42 million for servicing fees and debt issuance costs it incurred for the Bonds.

                           WEST PENN FUNDING LLC

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Forward-Looking Information

    Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied from past expectations.

    Factors that could cause actual results to differ materially from those described in forward-looking statements include, among other matters, ongoing state and federal activities, developments in legislative, regulatory, and competitive environments, regulatory changes, future economic conditions, and other circumstances such as weather that could affect timing of anticipated revenues and costs.


Review of Operations

    West Penn Funding LLC, (the Company) is a Delaware limited liability company whose sole member is West Penn Funding
Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from West Penn
Funding Corporation.

    Bond principal, interest, fees, and funding of overcollateralization will be recovered through ITC payable by retail customers within West Penn's service territory who receive electric delivery service from West Penn.

    During the three months ended June 30, 2000, the Company recorded $23.05 million ITC revenue and $.10 million interest income. The Company accrued $10.19 million interest expense on the Bonds, amortized $.29 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.02 million other administrative expenses, and recorded $12.48 million ITP amortization.

    During the six months ended June 30, 2000, the Company recorded $48.56 million ITC revenue and $.25 million interest income. The Company accrued $20.41 million interest expense on the Bonds, amortized $.55 million debt issuance expenses and discounts, incurred $.62 million servicing fees and $.05 million other administrative expenses, and recorded $27.21 million ITP amortization.

    West Penn as Servicer remitted to the Trustee $20.88 million of ITC collections for the period December 1, 1999 to February 29, 2000 and $20.93 million of ITC collections for the period March 1, 2000 to May 31, 2000.

    On scheduled payment dates in March and June 2000, the Trustee made quarterly payment of Bond principal, interest and related expenses. ITC collections were sufficient to pay interest and a portion of the scheduled principal payment on the Bonds. However, due to the lag in ITC billed by West Penn to its customers and collections from customers during the implementation of the ITC, the Trustee was required to withdraw $3.00 million from the Capital Subaccount and principal payments on the Bonds were $4.59 million less than scheduled. This shortfall does not constitute an Event of Default under the Indenture.

    Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished and shortfalls in the scheduled principal payments must be made up by increases in the ITC. West Penn, as Servicer, intends to file its initial annual reconciliation statement with the PUC on October 1, 2000 and request ITC adjustment to produce additional revenues sufficient to replenish the Capital Subaccount and to make up shortfalls in scheduled principal payments prior to the December 2001 quarterly payment date. If approved, the adjustment will go into effect on January 1, 2001.

    The Company currently anticipates that there will be sufficient ITC collection to pay interest and scheduled principal payments on the Bonds.

     Amortization of intangible transition property expense for the three months ended June 30, 2000, and for the six months ended June 30, 2000 were based on projected revenues and expenses previously submitted to the PUC and not adjusted for the planned request to adjust the ITC to produce additional revenue.

                           WEST PENN FUNDING LLC

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 2000







ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               (27) Financial Data Schedule
               (99) Quarterly Servicer's Certificates


          (b) No reports on Form 8-K were filed on behalf of the company for the quarter ended June 30, 2000.








                                 Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WEST PENN FUNDING LLC



                                        /s/  Keith L. Warchol
                                        Keith L. Warchol, Treasurer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)


August 14, 2000