Form 10-Q
period 2000-09-30
WEST PENN FUNDING LLC
filed 2000-11-14
CIK 1087288

                                 FORM 10-Q




                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934





For Quarter Ended September 30, 2000

Commission File Number: 333-79619




                           WEST PENN FUNDING LLC
          (Exact name of registrant as specified in its charter)





                 Delaware                          25-1843349
          (State of Incorporation)    (I.R.S. Employer Identification No.)





              2325B-2 Renaissance Drive, Las Vegas, NV  89119
                     Telephone Number - (702) 895-6752







The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.

West Penn Funding LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding corporation.

                           WEST PENN FUNDING LLC

              Form 10-Q for Quarter Ended September 30, 2000




                                   Index



                                                                      Page
                                                                      No.

PART I--FINANCIAL INFORMATION:


  Statement of Operations - Three and nine months
     ended September 30, 2000                                            3

  Statement of Member's Equity - September 30, 2000                      3

  Balance Sheet - September 30, 2000
and December 31, 1999                                                    4

  Statement of Cash Flows - Nine months ended
     September 30, 2000                                                  5

  Notes to Financial Statements                                        6-9

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             10-11




PART II--OTHER INFORMATION                                             12

                                     WEST PENN FUNDING LLC
                                    Statement of Operations
                                     (Thousands of Dollars)


                                                       Unaudited               Unaudited
                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                         2000                     2000

OPERATING REVENUES:
Intangible transition charges                           23,849                  72,410
Interest income                                            119                     368
Total Operating Revenues                                23,968                  72,778

OPERATING EXPENSES:
Amortization of intangible transition property          13,695                  40,909
Interest on transition bonds                             9,563                  29,970
Amortization of debt issuance costs                        288                     833
Administrative and general expense                         353                   1,023
Total Operating Expenses                                23,899                  72,735

Operating Income                                            69                      43

Federal and state income taxes                              24                      14

NET INCOME                                                  45                      29


See accompanying notes to financial statements.



            WEST PENN FUNDING LLC
         Statement of Member's Equity
            (Thousands of Dollars)

                                                                          Unaudited
                                                                        September 30,
                                                                             2000

Member's equity at January 1                                                     3,031

Net income                                                                          29
Investment from member                                                             792

Member's equity at September 30                                                  3,852



See accompanying notes to financial statements.

                             WEST PENN FUNDING LLC
                                  Balance Sheet
                             (Thousands of Dollars)

                                                  Unaudited        Audited
                                                 September 30,   December 31,
                                                    2000            1999

ASSETS:
Current Assets:
Cash and temporary cash investments                   185           1,003
Accounts receivable from parent                    15,156           7,474
Restricted funds                                      226           3,006
Intangible transition property                     55,466          52,779
Other prepaid accounts                                775             -
                                                   71,808          64,262

Noncurrent Assets:
Intangible transition property                    496,242         539,838
Unamortized debt issuance expense                   5,077           4,453
                                                  501,319         544,291

Total Assets                                      573,127         608,553

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year                 60,005          49,734
Accounts payable to parent                          1,614             633
Accounts payable other                                482             -
Federal and state income taxes accrued                 -                4
Interest accrued                                      415           4,944
                                                   62,516          55,315

Long-term Debt, net of discount                   506,759         550,207

Member's Equity                                     3,852           3,031

Total Liabilities and Member's Equity             573,127         608,553


See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC
                          Statement of Cash Flows
                           (Thousands of Dollars)

                                                                   Unaudited
                                                               Nine Months Ended
                                                                 September  30,
                                                                      2000

CASH FLOWS FROM OPERATIONS:
Net income                                                               29
Amortization of intangible transition property                       40,909
Changes in certain assets and liabilities:
Accounts receivable from parent                                      (7,682)
Restricted funds                                                      2,780
Unamortized debt issuance expense                                      (624)
Other prepaid accounts                                                 (775)
Interest and taxes accrued                                           (3,741)
Accounts payable to parent                                              981
Accounts payable other                                                  482
                                                                     32,359

CASH FLOWS FROM FINANCING:
Retirement of transition bonds                                      (33,177)
                                                                    (33,177)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                      (818)
Cash and temporary cash investments at January 1                      1,003
Cash and temporary cash investments at September 30                     185


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                             34,500
Income taxes                                                            -


See accompanying notes to financial statements.

                           WEST PENN FUNDING LLC

                       NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements

    The West Penn Funding LLC's (the Company) Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 2000.


2. Nature of Operations

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

     West Penn, as Servicer, collects the ITC from its retail customers of electricity and deposits monthly collections into the General Subaccount held by the Trustee. Each quarter, the Trustee (Bankers Trust Company, a New York banking corporation) uses these funds to make principal and interest payments on the Bonds and to pay fees specified in the Indenture. The Reserve Subaccount maintained by the Trustee consists of funds remaining after required allocations on the quarterly payment dates. The Overcollateralization Subaccount held by the Trustee will be funded from collections of ITC over the term of the Bonds and is expected to reach 0.5% of the initial principal balance. The Capital Subaccount held by the Trustee was initially funded by a contribution to the Company by West Penn Funding Corporation on the date of issuance of Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw if amounts in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished to its original level from ITC remittances through the periodic ITC reconciliation process.

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

Income Taxes

    The Company joins with its Parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.


4. Long-Term Debt

    In November 1999, the Company issued $600.0 million of Bonds. The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at September 30, 2000 are:

                    Principal    Expected Final           Final
Class   Bond Rate    Balance      Payment Date        Maturity Date
                   ($Thousands)
 A-1     6.320%        $40,823   June 25, 2001       June 25, 2003
 A-2     6.630%        172,000   December 26, 2003   December 26, 2005
 A-3     6.810%        198,000   September 25, 2006  September 25, 2008
 A-4     6.980%        156,000   June 25, 2008       December 26,2008
      Total           $566,823
 Current Maturities    (60,005)
 Unamortized Discount      (59)
   Long-term Debt      $506,759


The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

5. Significant Agreements and Related Party Transactions

    Under the Servicing Agreement, West Penn as Servicer is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. For the nine month period ended September 30, 2000, the Company recorded servicing fees of $0.94 million.

    At September 30, 2000, the Balance Sheet includes a receivable from West Penn of $15.16 million for ITC collections. The Balance Sheet also includes a payable to West Penn of $1.61 million for servicing fees and debt issuance costs it incurred for the Bonds.

    During September 2000, the Company recorded $792,000 investment from member for an income tax payment made by its parent.

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


Review of Operations

    West Penn Funding LLC, (the Company) is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

    Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charge (ITC) payable by retail customers within West Penn Power Company's (West Penn) service territory who receive electric delivery service from West Penn.

    During the three months ended September 30, 2000, the Company recorded $23.85 million ITC revenue and $.12 million interest income. The Company accrued $9.56 million interest expense on the Bonds, amortized $.29 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.04 million other administrative expenses, and recorded $13.70 million ITP amortization.

    During the nine months ended September 30, 2000, the Company recorded $72.41 million ITC revenue and $.37 million interest income. The Company accrued $29.97 million interest expense on the Bonds, amortized $.83 million debt issuance expenses and discounts, incurred $.94 million servicing fees and $.06 million other administrative expenses, and recorded $40.91 million ITP amortization.

    West Penn as Servicer remitted to the Trustee $20.88 million of ITC collections for the period December 1, 1999 to February 29, 2000, $20.93 million of ITC collections for the period March 1, 2000 to May 31, 2000, and $23.55 million of ITC collections for the period June 1, 2000 to August 31, 2000.

    On scheduled payment dates in March, June and September 2000, the Trustee made quarterly payment of Bond principal, interest and related expenses. ITC collections were sufficient to pay interest and a portion of the scheduled principal payment on the Bonds. However, due to the lag in ITC billed by West Penn to its customers and collections from customers during the implementation of the ITC, the Trustee was required to withdraw $3.00 million from the Capital Subaccount and principal payments on the Bonds were $3.61 million less than scheduled. This shortfall does not constitute an Event of Default under the Indenture.

    Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished and shortfalls in the scheduled principal payments must be made up by increases in the ITC. West Penn, as Servicer, filed its initial Intangible Transition Charge Reconciliation Statement with the Pennsylvania Public Utility Commission
(PUC) on October 1, 2000. The ITC Reconciliation Statement provides additional revenues sufficient to replenish the Capital Subaccount, to fund the Overcollateralization Subaccount, to make up shortfalls in scheduled principal payments prior to the December 2001 quarterly payment date, and to service the transition bonds for the year 2001. A Commission order authorizing a change in rates to reflect the year 2000 reconciliation and the year 2001 ITC will permit the new ITC rate to be effective on January 1, 2001.

    The Company currently anticipates that there will be sufficient ITC collection to pay interest and scheduled principal payments on the Bonds.

     Amortization of intangible transition property expense for the three months ended September 30, 2000, and for the nine months ended September 30, 2000 were based on projected revenues and expenses previously submitted to the PUC and not adjusted for the planned request to adjust the ITC to produce additional revenue.

                           WEST PENN FUNDING LLC

                 Part II - Other Information to Form 10-Q
                   for Quarter Ended September 30, 2000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (27) Financial Data Schedule
     (99) Quarterly Servicer's Certificate


(b) No reports on Form 8-K were filed on behalf of the company for the quarter ended September 30, 2000.



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



                                      WEST PENN FUNDING LLC




                                   /s/     Keith L. Warchol
                                    Keith L. Warchol, Treasurer
                                 (Principal Financial Officer and
                                   Principal Accounting Officer)


November 14, 2000

                             Quarterly Servicer's Certificate

                                 West Penn Funding LLC.
                     $600,000,000 Transition Bonds, Series 1999-A

Pursuant to section 3.04 of the Servicing Agreement dated as of November 16, 1999 (the "Servicing Agreement") between West Penn Power Company, as Servicer and West Penn Funding, LLC, as Issuer, the Servicer does hereby certify as follows: Capitalized terms used in the Quarterly Servicer's Certificate (the "Quarterly Certificate") have their respective meanings as set forth in the Servicing Agreement. References herein to certain sections and subsections are references to the respective sections of the Servicing Agreement.

                       Billing Periods: June, July and August 2000
                           Payment Date: September 25, 2000

1.Collections Allocable and Aggregate Amounts Available for the Current Payment
Date:

  i.  Remittances for the June 2000 Collection Period                             $7,689,071.07
  ii. Remittances for the July 2000 Collection Period                             $8,104,802.96
  iii.Remittances for the August 2000 Collection Period                           $7,752,297.07
  iv. Net Earnings on General  Subaccount                                           $112,042.84
  v.  Net Earnings on Capital Subaccount                                                  $0.00
  vi. Net Earnings on Overcollateralization Subaccount                                   $36.83
  vii.Net Earnings on Reserve Subaccount                                                  $0.00
  viiiGeneral Subaccount Balance                                                 $23,658,250.77

  ix. Reserve Subaccount Balance                                                         $0.00
  x.  Overcollateralization Subaccount Balance                                           $0.00
  xi. Capital Subaccount Balance                                                         $0.00
  xii.Collection Account Balance                                                $23,658,250.77

2.Outstanding Principal Balance and Collection Account Balance as of Prior Payment Date:
  i.  Class A-1 Principal Balance                                                $54,345,152.03
  ii. Class A-2 Principal Balance                                               $172,000,000.00
  iii.Class A-3 Principal Balance                                               $198,000,000.00
  iv. Class A-4 Principal Balance                                               $156,000,000.00
  v.  Transition Bond Principal Balance                                         $580,345,152.03

  vi. Reserve Subaccount Balance                                                          $0.00
  vii.Overcollateralization Subaccount Balance                                            $0.00
  viiiCapital Subaccount Balance                                                          $0.00

3.Required Funding/Payments as of Current Payment Date:
  i.  Projected Class A-1 Bond Balance                                           $37,210,888.78
  ii. Projected Class A-2 Bond Balance                                          $172,000,000.00
  iii.Projected Class A-3 Bond Balance                                          $198,000,000.00
  iv. Projected Class A-4 Bond Balance                                          $156,000,000.00
  v.  Projected Transition Bond Balance                                         $563,210,888.78




  vi. Required Class A-1 Coupon (6.32% per annum rate)                              $858,653.40
  vii.Required Class A-2 Coupon (6.63% per annum rate)                            $2,850,900.00
  viiiRequired Class A-3 Coupon (6.81% per annum rate)                            $3,370,950.00
  ix. Required Class A-4 Coupon (6.98% per annum rate)                            $2,722,200.00
  x.  Required Overcollateralization Funding                                        $264,705.88
  xi. Required Capital Subaccount Funding                                         $3,000,000.00

4.Allocation of Remittances as of Current Payment Date Pursuant to 8.02d of the Indenture:
  i.  Cumulative Monthly Administration Fee during Relevant Quarter                  $20,000.00
  ii. Bond Trustee Fees and Expenses                                     *                $0.00
  iii.Independent Directors' Fee                                        **                $0.00
  iv. Servicing Fee                                                                 $312,500.00
  v.  Operating Expenses (subject to $100,000 cap)                                      $725.15
  vi. Quarterly Interest                                                          $9,802,703.40
      1.Class A-1 Bond Coupon Payment                                               $858,653.40
      2.Class A-2 Bond Coupon Payment                                             $2,850,900.00
      3.Class A-3 Bond Coupon Payment                                             $3,370,950.00
      4.Class A-4 Bond Coupon Payment                                             $2,722,200.00
  vii.Principal Due and Payable                                             $                            -
  viiiScheduled Quarterly Principal                                              $13,522,322.22
      1.Class A-1 Bond Principal Payment                                         $13,522,322.22
      2.Class A-2 Bond Principal Payment                                                  $0.00
      3.Class A-3 Bond Principal Payment                                                  $0.00
      4.Class A-4 Bond Principal Payment                                                  $0.00
  ix. Operating Expenses (in excess of $100,000)                                          $0.00
  x.  Funding of Capital Subaccount (to required level)                                   $0.00
  xi. Funding of Overcollateralization Subaccount (to required level)                     $0.00
  xii.Net Earnings on Capital Subaccount Released to Issuer                               $0.00
  xiiiDeposits to Reserve Subaccount                                                      $0.00
  xiv.Released to Issuer upon Series Retirement:  Collection Account                      $0.00

5.Outstanding Principal Balance and Collection Account Balance as of Current Payment Date:
  (after giving effect to payments to be made on such payment date):
  i.  Class A-1 Principal Balance                                                $40,822,829.81
  ii. Class A-2 Principal Balance                                               $172,000,000.00
  iii.Class A-3 Principal Balance                                               $198,000,000.00
  iv. Class A-4 Principal Balance                                               $156,000,000.00
  v.  Transition Bond Principal Balance                                         $566,822,829.81



      * 1 Year Bond Trustee Fees and Expenses paid in advance at closing. **Independent Directors' Fee is $300/Quarter. Fee was overpaid by $575 in June 2000.


  vi. Reserve Subaccount Balance                                                          $0.00
  vii Overcollateralization Subaccount Balance                                            $0.00
  viiiCapital Subaccount Balance                                                          $0.00

6.Subaccount Draws as of Current Payment Date (if applicable, pursuant to
Section 8.02d of the Indenture):

  i.  Reserve Subaccount                                                                  $0.00
  ii. Overcollateralization Subaccount                                                    $0.00
  iii.Capital Subaccount                                                                  $0.00
  iv. Total Draws                                                                         $0.00

7.Shortfalls In Interest and Principal Payments as of Current Payment Date:
  i.  Quarterly Interest                                                                  $0.00
      1.Class A-1 Bond Coupon Payment                                                     $0.00
      2.Class A-2 Bond Coupon Payment                                                     $0.00
      3.Class A-3 Bond Coupon Payment                                                     $0.00
      4.Class A-4 Bond Coupon Payment                                                     $0.00
  ii. Quarterly Principal                                                         $3,611,941.03
      1.Class A-1 Bond Principal Payment                                          $3,611,941.03
      2.Class A-2 Bond Principal Payment                                                  $0.00
      3.Class A-3 Bond Principal Payment                                                  $0.00
      4.Class A-4 Bond Principal Payment                                                  $0.00

8.Shortfalls in Required Subaccount Levels as of Current Payment Date:
  i.  Overcollateralization Subaccount                                              $264,705.88
  ii. Capital Subaccount                                                          $3,000,000.00



IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Bond this 20th day of September, 2000.

West Penn Power Company, as Servicer

by:  /s/ M. P. Morrell      by:  /s/ R. F. Binder
         M. P. Morrell               R. F. Binder
         Vice President              Treasurer