Form 10-K405
period 2000-12-31
WEST PENN FUNDING LLC
filed 2001-03-29
CIK 1087288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15d OF THE

SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN

GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND

IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

333-79619	WEST PENN FUNDING LLC (Exact name of Registrant as specified in its charter) (Delaware) 2325B-2 Renaissance Drive Las Vegas, NV 89119 (702) 895-6752	25-1843349

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO[   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant:
None.

DOCUMENTS INCORPORATED BY REFERENCE. Not applicable. 2

WEST PENN FUNDING LLC FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 31, 2000

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

COMPETITION ACT - The Pennsylvania Electricity Generation Customer Choice and Competition Act, enacted in Pennsylvania in December 1996.

GENERAL SUBACCOUNT - An account held by the Trustee under the Indenture, into which Intangible Transition Charge remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates.

INDENTURE - The Indenture entered into by West Penn Funding LLC and the Trustee, providing for the issuance of transition bonds.

ITC - Intangible Transition Charge, which West Penn has been authorized by the PaPUC to impose on customer bills and to collect through a nonbypassable billing mechanism to recover Qualified Transition Expenses.

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

PaPUC - The Pennsylvania Public Utility Commission.

QUALIFIED RATE ORDER - The final order issued by the PaPUC to West Penn in November 1998, in connection with West Penn's restructuring filing under the Competition Act, as supplemented by an August 1999 PaPUC order.

QUALIFIED TRANSITION EXPENSES - The transition or stranded costs of an electric utility approved by the PaPUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

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

SERVICING AGREEMENT - The Intangible Transition Property Servicing Agreement between West Penn, as Servicer, and West Penn Funding LLC, as Issuer.

TRUSTEE - Bankers Trust Company, a New York banking corporation, as Trustee under the Indenture.

WEST PENN - West Penn Power Company, a Pennsylvania corporation.

WEST PENN FUNDING LLC
ITEM 1. BUSINESS

General

West Penn Funding LLC (the Company) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation. West Penn Funding Corporation is a wholly owned subsidiary of West Penn Power Company (West Penn). The Company was organized in May 1999, for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing transition bonds (the Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets will not be consolidated with the bankruptcy estate of West Penn or West Penn Funding Corporation in the event that West Penn or West Penn Funding Corporation becomes subject to a bankruptcy proceeding.

The only material business conducted by the Company has been the acquisition of ITP from West Penn Funding Corporation and the issuance in November 1999 of $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4. The specific interest rate and maturity of each class of bonds is specified in Note C of the Notes to Financial Statements. Each series of Bonds have been registered in the name of Cede & Co., as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters.

In 1999, the Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from West Penn Funding Corporation. West Penn arranged for the formation of West Penn Funding Corporation as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer and make collections of the ITP. The Servicing Agreement also requires West Penn, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the Qualified Rate Order require the Pennsylvania Public Utility Commission (PaPUC) to act upon these requests within specified time periods. These adjustment requests are based on actual Intangible Transition Charge (ITC) collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. In October 2000, the Servicer filed an adjustment request, and new rates became effective on January 1, 2001.

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

ITEM 3. LEGAL PROCEEDINGS None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Omitted pursuant to Instruction I of Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn, owns all of the Company's equity. In December 2000, West Penn Funding Corporation transferred $1.622 million to the Company as an additional capital contribution to enable the Company to pay amounts due to West Penn for reimbursement of certain debt issuance expenses. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company made no other sales of unregistered securities in 2000.

(b) Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

(c) Bondholders. As of December 31, 2000, the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

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

As discussed above under Item 1 "Business - General," the Company is a Delaware limited liability company, whose sole member is West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn. As discussed in Note C to Financial Statements, on November 16, 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from West Penn Funding Corporation. As the Company was formed for limited purposes, as discussed under Item 1 "Business - General," the statement of operations effects were limited primarily to revenue from collections of ITC by the Servicer, interest income earned on the Capital Subaccount maintained by the Trustee and on temporary investments, interest expense on the Bonds, amortization of the ITP, servicing fees and other administrative expenses.

During 2000, the income generated from the ITP was approximately $96,024,000. The Company also earned approximately $489,100 in interest, of which $45,300 was earned from the Capital Subaccount maintained by the Trustee, $439,400 was earned from the General Subaccount and $4,400 from the Overcaollateralization Subaccount. Interest expense of approximately $40,678,000 consists of interest on the Bonds, amortization of debt issuance expenses and the discount on the Bonds. The Company also incurred servicing fees of approximately $1,250,000 and other administrative fees of $111,000. The increase from 1999 to 2000 resulted from the difference in the collection period covered by each reporting period. The 1999 revenues represent activities from the bond issue dates in November 1999 through December 1999, compared to the bond activity for 2000, which was a full twelve-month period.

The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn. As part of West Penn's responsibility as Servicer under the Servicing Agreement, as discussed in Item 1 "Business - General," West Penn remitted to the Trustee $88,844,400 of ITC collections for the period from January 1, 2000 to December 31, 2000.

On scheduled payment dates in March, June, September and December 2000, the Trustee made quarterly payments of Bond principal, interest and related expenses. ITC collections were sufficient to pay interest and a portion of the schedule principal payment on the Bonds. However, due to the lag in ITC billed by West Penn to its customers and funds collected from customers during the initial period for the implementation of the ITC, the Trustee was required to withdraw $3,000,000 from the Capital Subaccount. Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished by increases in ITC by the end of the next reconciliation period. Principal payments on the Bonds were $2.9 million less than scheduled as of December 31, 2000. To reduce the likelihood that shortfalls will occur in 2001, West Penn, as servicer, filed a request for an adjustment to the ITC with the PaPUC on October 2, 2000. Approval, which was granted by the PaPUC on December 20, 2000, effective January 1, 2001, will allow West Penn to produce additional revenues sufficient to replenish the Capital Subaccount prior to the December 2001 quarterly payment date. This did not constitute an Event of Default under the Indenture.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

West Penn Funding Corporation, parent of the Company, contributed $1.6 million in cash to enable the Company to pay amounts due to West Penn for reimbursement of certain debt issuance expenses.
Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

New Accounting Standard

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards to transfers of and servicing of financial assets and extinguishments of liabilities and is effective for transfers occurring after March 31, 2001. The statement is not expected to have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA STATEMENT OF OPERATIONS

	Year Ended December 31, 2000	From May 26, Inception to December 31, 1999
	(Thousands of Dollars)

Revenues:
Intangible transition charges	$ 96,024	$ 7,502
Interest income	489	6
Total Revenues	96,513	7,508

Operating Expenses:
Amortization of intangible transition property	54,298	2,323
Interest on transition bonds	39,545	4,944
Amortization of debt issuance costs	1,133	126
Administrative and general expense	1,361	105
Total operating expenses	96,337	7,498
Operating income	176	10

Income tax expense	60	4

Net income	$ 116	$ 6

STATEMENT OF MEMBER'S EQUITY

Balance at May 26, 1999	$	$
Balance at January 1	3,031

Add:
Investment from Member	1,622	3,025
Net income	116	6

Balance at December 31	$ 4,769	$ 3,031

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
	Year Ended December 31, 2000	From May 26, Inception to December 31, 1999*
	(Thousands of Dollars)

Cash Flows from Operations:
Net Income	$ 116	$ 6
Amortization of intangible transition property	54,298	2,323
Changes in certain current assets
and liabilities:
Accounts receivable from West Penn	(7,520)	(7,474)
Unamortized debt issuance expense, net	(328)	126
Interest and taxes accrued	(4,482)	4,948
Accounts payable to West Penn	(633)	633
	41,451	562

Cash Flows from Investing:
Purchase of intangible transition property		(594,941)

Cash Flows from Financing:
Proceeds from issuance of transition bonds		595,363
Retirement of transition bonds	(46,833)
Change in restricted funds	3,006	(3,006)
Equity contribution from member	1,622	3,025
	(42,205)	595,382

Net Change in Cash and Temporary Cash
Investments	(754)	1,003
Cash and Temporary Cash Investments
at January 1,	1,003
Cash and Temporary Cash Investments
at December 31	$ 249	$ 1,003

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$ 44,089	$
Income taxes	$	$

See accompanying notes to financial statements.
*Certain amounts have been restated for comparison purposes.

BALANCE SHEET
	December 31
	2000	1999*
	(Thousands of Dollars)

ASSETS

Current Assets:
Cash and temporary cash investments	$ 249	$ 1,003
Accounts receivable from West Penn	14,994	7,474
Restricted funds	-	3,006
Intangible transition property	56,280	52,779
	71,523	64,262

Noncurrent Assets:
Intangible transition property	482,039	539,838
Unamortized debt issuance expense	4,781	4,453
	486,820	544,291

Total	$ 558,343	$ 608,553

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Long-term debt due within one year	$ 60,184	$ 49,734
Accounts payable to West Penn		633
Federal and state income taxes accrued	65	4
Interest accrued	401	4,944
	60,650	55,315

Long-term debt, net of discount	492,924	550,207

Member's Equity	4,769	3,031

Total	$ 558,343	$ 608,553
See accompanying notes to financial statements. *Certain amounts have been restated for comparison purposes.

NOTES TO FINANCIAL STATEMENTS (These notes are an integral part of the financial statements.)
NOTE A: NATURE OF OPERATIONS

West Penn Funding LLC (the Company), a limited liability company established under the laws of the State of Delaware, was formed on May 26, 1999. West Penn Funding Corporation is the sole member of the Company. West Penn Funding Corporation is a wholly owned subsidiary of West Penn Power Company (West Penn), an operating electric utility. West Penn is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy), a public utility holding company.

The Company was organized for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (Bonds), pledging its interest in ITP and other collateral to the bond trustee, and performing activities that are necessary, suitable or convenient to accomplish these purposes. ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (PaPUC Order) issued November 19, 1998, and supplemented by order dated August 12, 1999, by the PaPUC in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act (applicable law) enacted in Pennsylvania in December 1996. The PaPUC Order authorizes the ITC to be sufficient to recover the principal amount of Bonds issued by the Company, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

West Penn transferred the ITP to West Penn Funding Corporation, which then sold the ITP to West Penn Funding LLC.

The Company issued $600.0 million of Bonds in four different classes on November 16, 1999 (see Note C for additional information). The proceeds were used to fund the purchase of ITP. The ITP and restricted funds were used to collateralize the Bonds. Under applicable law, the Bonds are recourse to the Company and are collateralized on a pro rata basis by the ITP and the equity and assets of the Company. The source of repayment is the ITC authorized pursuant to the PaPUC Order, which charges are collected from West Penn customers by West Penn, as servicer.

ITC collections are deposited by West Penn with the Company and are used to pay the expenses of the Company, to pay debt service on the Bonds and to fund credit enhancement for the Bonds. The Company also pledged the capital contributed by West Penn Funding Corporation to collateralize the debt service requirements of the Bonds. The Bonds are non-recourse to West Penn Funding Corporation, West Penn, and Allegheny Energy.

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

Restricted Funds Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the "Capital Subaccount" with the Bond Trustee (Bankers Trust Company, a New York banking corporation). West Penn Funding Corporation contributed this amount to the Company. This account is the last account drawn in the event that "General Subaccount" collections are insufficient to make required allocations. If the "Capital Subaccount" is used, it will be replenished from the ITC remittances to its original level through the periodic reconciliation process. Accordingly, the "Capital Subaccount" is classified as Restricted Funds on the balance sheet. (See Note C for additional information.)

Revenue The Company records intangible transition revenues in the period ITC is billed to customers by West Penn.

Amortization of Intangible Transition Property
The ITP is being amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The schedule of amortization, calculates the monthly amortization based on actual ITC revenues to date, and the projection of ITC revenues on a going forward basis, adjusting future months estimated amortization over the remaining life of the bonds.

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

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE C: LONG-TERM DEBT

In November 1999, the Company issued $600.0 million of Series 1999-A Bonds. The Bonds consist of four classes with various interest rates, ranging from Class A-1 at 6.32% to Class A-4 at 6.98% (refer to schedule below). The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at December 31, 2000 are:

Class	Bond Rate	Initial Class Principal Balance	Expected Final Payment Date	Final Maturity Date
($ Thousands)
A-1 A-2 A-3 A-4	6.320% 6.630% 6.810% 6.980%	$ 27,167 172,000 198,000 156,000	June 25, 2001 December 26, 2003 September 25, 2006 June 25, 2008	June 25, 2003 December 26, 2005 September 25, 2008 December 26, 2008
Total Current Maturities Unamortized Discount Long-term Debt		$553,167 (60,184) (59) $492,924

The source of repayment is ITC. West Penn is collecting this non-bypassable charge from consumers of electricity within West Penn's service territory who received electricity delivery service from West Penn. The Servicer deposits collections of the ITC monthly into a "General Subaccount" maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds and pay fees, costs and charges specified in the Indenture. The Indenture also includes a "Reserve Subaccount" that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an "Ov ercollateralization Subaccount." The overcollateralization for these securities will be funded over the life of the series 1999-A Bonds and is expected to reach 0.5% of the initial principal balance of this series of transition bonds.

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

NOTE D: INCOME TAXES

The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)	2000	1999
Income before income taxes and
extraordinary charge	$ 176	$ 10
Amount so produced	62	4
Other, net	(2)
Total	$ 60	$ 4

Income taxes payable on the balance sheet of $65,000 and $4,000, for 2000 and 1999, respectively, result from accruals for current tax liabilities based on current activity and estimates of book to tax adjustments.

NOTE E: FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:
	2000		1999
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt- Debentures
	$553,108	$569,276	$599,941	$590,484
The fair value of debentures was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.
NOTE F: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. For the period ended December 31, 2000, the Company recorded servicing fees of $1.25 million, included in general and administrative expenses on the statement of operations.

Debt issuance costs of approximately $1.5 million were incurred and recorded by the Company during 2000. The Company will reimburse West Penn for any additional debt issuance costs it incurs for the transition bonds.

At December 31, 2000, the balance sheet includes a receivable from West Penn of approximately $15.0 million for ITC collections.

REPORT OF INDEPENDENT ACCOUNTANTS
To West Penn Funding Corporation, the Sole Member of West Penn Funding LLC:

In our opinion, the accompanying balance sheets and related statements of operations, member's equity and cash flows present fairly, in all material respects, the financial position of West Penn Funding LLC (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and from May 26, 1999 (inception date) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania February 24, 2001

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

Omitted pursuant to Instruction I of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.     Financial Statements (included in response to Item 8).

        Report of Independent Accountants

        Statement of Income and Member's Equity for the year ended December 31, 2000 and from May 26, 1999
        (inception date ) to December 31, 1999

        Statement of Cash Flows for the year ended December 31, 2000 and from May 26, 1999 (inception date ) to
        December 31, 1999

        Balance Sheet at December 31, 2000 and December 31, 1999

2.      Financial Statement Schedules.

        None.

3. Exhibits. See Exhibit Index, which appears following the Signature page to this report. (b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PENN FUNDING LLC (Registrant) By /s/ Michael P. Morrell Michael P. Morrell, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date

By /s/ Michael P. Morrell Michael P. Morrell	President (Principal Executive Officer)	March 29, 2001

By /s/ Keith L. Warchol Keith L. Warchol	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2001

By /s/ Bruce M. Sedlock Bruce M. Sedlock	Director	March 29, 2001

By Terence A. Burke	Director

By /s/ Thomas C. Sheppard, Jr. Thomas C. Sheppard, Jr.	Director	March 29, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to security holders.
INDEX TO EXHIBITS
	Document	Incorporation by Reference
3.1	Certificate of Formation	Registration Statement No. 333-79619, Exh. 4.2
3.2	Limited Liability Company Agreement	Registration Statement No. 333-79619, Exh. 4.1.1
3.3	Assignment of Limited Liability Company Interest and Amendment to Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.3,
3.4	Amended and Restate Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.4,
4.1	Indenture dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.1,
4.2	Series Supplement dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.2,
4.3	Form of Transition Bonds	Registration Statement No. 333-79619, Exh. 4.4
10.2	Intangible Transition Property Sale Agreement dated November 16, 1999, between the Company and West Penn Funding Corporation	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.2,
10.3	Intangible Transition Property Servicing Agreement dated November 16, 1999, between the Company and West Penn Power Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.3,
99	Monthly Servicer's Certificates