Form 10-Q
period 2001-03-31
WEST PENN FUNDING LLC
filed 2001-05-15
CIK 1087288

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended March 31, 2001

Index

Page
No.

PART I--FINANCIAL INFORMATION:

Statement of Operations - Three months
ended March 31, 2001 and 2000	3

Statement of Member's Equity
March 31, 2001 and 2000	3

Statement of Cash Flows - Three months ended
March 31, 2001 and 2000	4

Balance Sheet - March 31, 2001
and December 31, 2000	5

Notes to Financial Statements	6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations	10-11

PART II--OTHER INFORMATION	12

West Penn Funding LLC

West Penn Funding LLC
STATEMENT OF OPERATIONS

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2001	2000
(Thousands of Dollars)

OPERATING REVENUES:
Intangible transition charges	$27,034	$25,505
Interest income	108	152
Total Operating Revenues	27,142	25,657

OPERATING EXPENSES:
Amortization of intangible transition property	16,904	14,733
Interest on transition bonds	9,580	10,217
Amortization of debt issuance costs	301	260
Administrative and general expense	335	336
Total Operating Expenses	27,120	25,546

Operating Income	22	111

Federal and state income taxes	8	48

Net Income	$ 14	$ 63

See accompanying notes to financial statements.

STATEMENT OF MEMBER'S EQUITY

Member's equity at January 1	$ 4,769	$ 3,031

Add: Net income	14	63

Member's equity at March 31	$ 4,783	$ 3,094

See accompanying notes to financial statements.

West Penn Funding LLC

West Penn Funding LLC
STATEMENT OF CASH FLOWS

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2001	2000
(Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
Net income	$ 14	$ 63
Amortization of intangible transition property	16,904	14,733
Changes in certain assets and liabilities:
Unamortized debt issuance expense	298	(908)
Accounts receivable from
West Penn Power Company, net	(693)	(4,248)
Restricted funds		2,995
Taxes accrued	7	48
Interest accrued	205	(4,504)
	16,735	8,179

CASH FLOWS USED FOR FINANCING:
Retirement of transition bonds	(16,738)	(8,628)
Investment from member	0	0
	(16,738)	(8,628)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(3)	(449)
Cash and temporary cash investments at January 1	249	1,003
Cash and temporary cash investments at March 31	$ 246	$ 554

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 9,373	$14,720
Income taxes	-	-

See accompanying notes to financial statements.

West Penn Funding LLC

West Penn Funding LLC
BALANCE SHEET
	Unaudited
	March 31,	December 31,
	2001	2000
(Thousands of Dollars)

ASSETS:
Current Assets:
Cash and temporary cash investments	$ 246	$ 249
Accounts receivable from
West Penn Power, net	15,687	14,994
Intangible transition property	59,409	56,280
	75,342	71,523

Noncurrent Assets:
Intangible transition property	462,006	482,039
Unamortized debt issuance expense	4,483	4,781
	466,489	486,820

Total Assets	$541,831	$558,343

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year	$ 60,938	$ 60,184
Federal and state income taxes accrued	72	65
Interest accrued	606	401
	61,616	60,650

Long-term debt, net of discount	475,432	492,924

Member's Equity	4,783	4,769

Total Liabilities and Member's Equity	$541,831	$558,343

See accompanying notes to financial statements.

West Penn Funding LLC

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Statements

     The Notes to Financial Statements of West Penn Funding, LLC (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001, and cash flows for the three months ended March 31, 2001.

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

West Penn Funding LLC

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

Cash and Temporary Cash Investments

     For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less are considered to be the equivalent of cash. Cash and Temporary Cash Investments include amounts in the Subaccounts held by the Trustee except for amounts in the Capital Subaccount, which are reported as Restricted Funds.

Restricted Funds

     In November 1999, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the Capital Subaccount held by the Trustee. This account is the last account drawn if funds in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital

West Penn Funding LLC

Subaccount is used; it will be replenished from ITC remittances to its original level through the periodic reconciliation process. Accordingly, the Capital

Subaccount is classified as Restricted Funds.

Intercompany Receivables and Payables

The Company has various operating transactions with West Penn. It is the Company's policy that receivable and payable balances outstanding from West Penn are presented net on the consolidated balance sheet and consolidated statement of cash flows.

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

West Penn Funding LLC

Scheduled maturities and interest rates for the Bonds at March 31, 2001, are:
		Principal	Expected Final	Final
Class	Bond Rate	Balance	Payment Date	Maturity Date
		($Thousands)
A-1	6.320%	$ 10,429	June 25, 2001	June 25, 2003
A-2	6.630%	172,000	December 26, 2003	December 26, 2005
A-3	6.810%	198,000	September 25, 2006	September 25, 2008
A-4	6.980%	156,000	June 25, 2008	December 26,2008
	Total	536,429
Current Maturities		(60,938)
Unamortized Discount		(59)
Long-term Debt		$475,432

The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

5. Significant Agreements and Related Party Transactions

     Under the Servicing Agreement, West Penn as Servicer is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. For the three months ended March 31, 2001, the Company recorded servicing fees of $0.31 million.

At March 31, 2001, the Balance Sheet includes a receivable from West Penn of $15.7 million for ITC collections.

WEST PENN FUNDING LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER OF 2001 WITH FIRST QUARTER OF 2000

     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for West Penn Funding, LLC (the Company) for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors may affect the Company's operations, markets, products, services, and prices. These factors include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of coal, natural gas, and electricity; regulatory matters; litigation involving the Company; regulatory conditions applicable to the Company; the loss of any significant customers; and changes in business strategy or development plans.

Review of Operations

     The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued Bonds and transferred the proceeds in exchange for all rights, title, and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

     Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charge (ITC) payable by retail customers within West Penn Power Company's (West Penn) service territory who receive electric delivery service from West Penn.

     During the three months ended March 31, 2001, the Company recorded $27.0 million ITC revenue and $.11 million interest income. The Company accrued $9.6 million interest expense on the Bonds, amortized $.30 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $16.9 million ITP amortization.

     During the three months ended March 31, 2000, the Company recorded $25.5 million ITC revenue and $.15 million interest income. The Company accrued $10.2 million interest expense on the Bonds, amortized $.30 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $14.7 million ITP amortization.

West Penn Funding LLC

West Penn as Servicer remitted to the Trustee $26.3 million of ITC collections for the period ended March 31, 2001.

     On the scheduled payment date in March 2001, the Trustee made quarterly payment of Bond principal, interest, and related expenses. ITC collections were sufficient to pay interest of $9.4 million and a portion of the scheduled principal payment equal to $16.8 million. The scheduled principal payment was $18.1 million, leaving a shortfall in principal payment of $1.3 million. This shortfall does not constitute an Event of Default under the Indenture.

     Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished and shortfalls in the scheduled principal payments must be made up by increases in the ITC. In 2000, the ITC collections were sufficient to pay interest and principal on the Bonds. However, due to the lag in the ITC billed by West Penn to its customers and funds collected from customers during the implementation of intangible transition, the Trustee was required to withdraw $3.0 million from the Capital Subaccount. West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania Public Utility Commission (PUC) on October 2, 2000. Approval was granted by the PUC on December 20, 2000, and became effective January 1, 2001. The new rate will allow West Penn to produce additional revenues sufficient to replenish the Capital Subaccount prior to the December 2001 quarterly payment date. This did not constitute an Event of Default under the indenture.

West Penn Funding LLC

WEST PENN FUNDING LLC

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2001

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(99) Quarterly Servicer's Certificate

(b)	No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2001.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING LLC

/s/ Keith L. Warchol
Keith L. Warchol, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

May 15, 2001