Form 10-Q
period 2001-06-30
WEST PENN FUNDING LLC
filed 2001-08-14
CIK 1087288

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission File Number: 333-79619

WEST PENN FUNDING, LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1843349
(State of Incorporation)	(I.R.S. Employer Identification No.)

2325B-2 Renaissance Drive, Las Vegas, NV 89119

Telephone Number - (702) 895-6752

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

West Penn Funding, LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation.

WEST PENN FUNDING, LLC

Form 10-Q for Quarter Ended June 30, 2001

Index

                                                                         Page

                                                                         No.

PART I--FINANCIAL INFORMATION:

  Statement of Operations - Three and six months

     ended June 30, 2001 and 2000                                             3

  Statement of Cash Flows - Six months ended

     June 30, 2001 and 2000                                                   4

  Balance Sheet - June 30, 2001

     and December 31, 2000                                                    5

  Notes to Financial Statements                                               6

  Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                    7-8

PART II--OTHER INFORMATION                                                    9

West Penn Funding, LLC

West Penn Funding, LLC
STATEMENT OF OPERATIONS	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
(Thousands of Dollars)

OPERATING REVENUES:
Intangible transition charges	$23,500	$23,056	$50,534	$48,561
Interest income	25	97	133	249
Total Operating Revenues	23,525	23,153	50,667	48,810

OPERATING EXPENSES:
Amortization of intangible transition
property	13,949	12,481	30,853	27,214
Interest on transition bonds	9,093	10,190	18,673	20,407
Amortization of debt issuance costs	283	285	584	545
Administrative and general expense	343	334	678	670
Total Operating Expenses	23,668	23,290	50,788	48,836

Operating Income (Loss)	(143)	(137)	(121)	(26)

Federal and state income tax benefit	(97)	(58)	(89)	(10)

Net loss	$ (46)	$ (79)	$ (32)	$ (16)

See accompanying notes to financial statements.

West Penn Funding, LLC

West Penn Funding, LLC
STATEMENT OF CASH FLOWS

	Unaudited
	Six Months Ended
	June 30
(Thousands of Dollars)	2001	2000

CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ (32)	$ (16)
Amortization of intangible transition property	30,853	27,214
Changes in certain assets and liabilities:
Unamortized debt issuance expense	584	(720)
Accounts receivable from
West Penn Power Company, net	148	(6,590)
Restricted funds		2,899
Taxes accrued - Federal & state income	(18)
Interest accrued	190	(4,149)
	31,725	18,638

CASH FLOWS USED FOR FINANCING:
Retirement of transition bonds	(31,728)	(19,655)
Investment from member	8	14
	(31,720)	(19,641)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	5	(1,003)
Cash and temporary cash investments at January 1	249	1,003
Cash and temporary cash investments at June 30	$ 254	$ 0 -

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 18,482	$24,697
Income taxes		1,201

See accompanying notes to financial statements.

West Penn Funding, LLC

West Penn Funding, LLC
BALANCE SHEET
	Unaudited
	June 30,	December 31,
	2001	2000
(Thousands of Dollars)

ASSETS:
Current Assets:
Cash and temporary cash investments	$ 254	$ 249
Accounts receivable from
West Penn Power Company, net	14,846	14,994
Intangible transition property	62,827	56,280
	77,927	71,523

Noncurrent Assets:
Intangible transition property	444,640	482,039
Unamortized debt issuance expense	4,197	4,781
	448,837	486,820

Total Assets	$526,764	$558,343

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year	$ 64,352	$ 60,184
Federal and state income taxes accrued	47	65
Interest accrued	591	401
	64,990	60,650

Long-term debt, net of discount	457,028	492,924

Member's Equity	4,746	4,769

Total Liabilities and Member's Equity	$526,764	$558,343

See accompanying notes to financial statements.

West Penn Funding, LLC

WEST PENN FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Statements

     The Notes to Financial Statements of West Penn Funding, LLC (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001, and cash flows for the six months ended June 30, 2001 and June 30, 2000.

2. Long-Term Debt

     In November 1999, the Company issued $600.0 million of Bonds. The Company used the proceeds from the Bonds to purchase Intangible Transition Property (ITP) from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at June 30, 2001, are:
		Principal	Expected Final	Final
Class	Bond Rate	Balance	Payment Date	Maturity Date
		($Thousands)
A-2	6.630%	$167,439	December 26, 2003	December 26, 2005
A-3	6.810%	198,000	September 25, 2006	September 25, 2008
A-4	6.980%	156,000	June 25, 2008	December 26,2008
	Total	521,439
Current Maturities		(64,352)
Unamortized Discount		(59)
Long-term Debt		$457,028

The current maturities stated above are based on the expected final payment dates rather than the final maturity dates. The final payment for the Class A-1 bond series was made on June 25, 2001, for $10.5 million, with the balance of the payment being applied to the Class A-2 series.

3. Significant Agreements and Related Party Transactions

     Under the Servicing Agreement, West Penn as Servicer is required to manage and administer the ITP of the Company and to collect the Intangible Transition Charge (ITC) on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.63 million for the six months ended June 30, 2001 and 2000.

     At June 30, 2001, the Balance Sheet includes a receivable from West Penn of $14.8 million for ITC collections. At December 31, 2000, the receivable for ITC collections from West Penn was $15.0 million.

WEST PENN FUNDING, LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER OF 2001 WITH SECOND QUARTER OF 2000

     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for West Penn Funding, LLC (the Company) for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in the estimated fair value of commodity contracts; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Review of Operations

     The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of the West Penn Power Company (West Penn). In November 1999, the Company issued Bonds and transferred the proceeds in exchange for all rights, title, and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

     Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charge (ITC) payable by retail customers within West Penn's service territory who receive electric delivery service from West Penn.

     During the three months ended June 30, 2001, the Company recorded $23.5 million ITC revenue and $.025 million interest income. The Company accrued $9.1 million interest expense on the Bonds, amortized $.30 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $13.9 million ITP amortization.

West Penn Funding, LLC

     During the six months ended June 30, 2001, the Company recorded $50.5 million ITC revenue and $.13 million interest income. The Company accrued $18.7 million interest expense on the Bonds, amortized $.58 million debt issuance expenses and discounts, incurred $.63 million servicing fees and $.05 million other administrative expenses, and recorded $30.9 million ITP amortization.

     West Penn as Servicer remitted to the Trustee $24.3 million of ITC collections for the three month period ended June 30, 2001, compared to $20.9 million for the same period of the prior year. ITC collections remitted for the six months ended June 30, 2001, were $50.7 million, compared to $41.8 million for the six month period ended June 30, 2000.

     On the scheduled payment dates in March and June 2001, the Trustee made quarterly payments of Bond principal, interest, and related expenses. Payments and ITC collections were sufficient to pay interest of $18.5 million and a portion of the scheduled principal payments in the amount of $31.7 million for the first six month period. For the first quarter ended March 31, 2001, principal payments were scheduled at $18.1 million and payments were issued at $16.7 million, creating a shortfall of $1.4 million. During the second quarter ended June 30, 2001, principal payments were scheduled at $16.2 million, with principal payments issued at $15.0 million, creating a shortfall of $1.2 million. The shortfall is expected to continue to decrease in comparison to prior periods based on the additional revenues expected to be generated by the new rates implemented on January 1, 2001. The shortfall does not constitute an Event of Default under the Indenture.

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

West Penn Funding, LLC

WEST PENN FUNDING, LLC

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2001

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     (99) Quarterly Servicer's Certificate

(b)   No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2001.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING, LLC

/s/ Keith L. Warchol

Keith L. Warchol, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

August 14, 2001