Form 10-Q
period 2001-09-30
WEST PENN FUNDING LLC
filed 2001-11-14
CIK 1087288

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

WEST PENN FUNDING, LLC

Form 10-Q for Quarter Ended September 30, 2001

Index

                                                                  Page No.

West Penn Funding, LLC
STATEMENT OF OPERATIONS	Unaudited
(Thousands of Dollars)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

OPERATING REVENUES:
Intangible transition charges	$24,605	$23,849	$75,139	$72,410
Interest income	35	119	168	368
Total Operating Revenues	24,640	23,968	75,307	72,778

OPERATING EXPENSES:
Amortization of intangible transition
property	15,101	13,695	45,954	40,909
Interest on transition bonds	8,851	9,563	27,524	29,970
Amortization of debt issuance costs	278	288	862	833
Administrative and general expenses	333	353	1,011	1,023
Total Operating Expenses	24,563	23,899	75,351	72,735

Operating Income (Loss)	77	69	(44)	43

Federal and state income tax expense (benefit)	15	24	(74)	14

Net Income	$ 62	$ 45	$ 30	$ 29

See accompanying notes to financial statements.

West Penn Funding, LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Unaudited
	Nine Months Ended
	September 30
	2001	2000*

CASH FLOWS FROM OPERATIONS:
Net income	$ 30	$ 29
Amortization of intangible transition property	45,954	40,909
Changes in certain assets and liabilities:
Unamortized debt issuance cost	861	(624)
Accounts receivable from
West Penn Power Company, net	(806)	(6,701)
Restricted funds		2,780
Other prepaid accounts		(775)
Accounts payable, other		482
Taxes accrued - Federal & state income	14	(4)
Interest accrued	174	(4,529)
	46,227	31,567

CASH FLOWS USED FOR FINANCING:
Retirement of transition bonds	(46,249)	(33,177)
Investment from member	13	792
	(46,236)	(32,385)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(9)	(818)
Cash and temporary cash investments at January 1	249	1,003
Cash and temporary cash investments at September 30	$ 240	$ 185

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 27,351	$34,500
Income taxes

See accompanying notes to financial statements.

*Certain amounts have been reclassified for comparative purposes.

West Penn Funding, LLC
BALANCE SHEET
(Thousands of Dollars)	Unaudited
	September 30,	December 31,
	2001	2000

ASSETS:
Current Assets:
Cash and temporary cash investments	$ 240	$ 249
Accounts receivable from
West Penn Power Company, net	15,800	14,994
Intangible transition property	66,280	56,280
	82,320	71,523

Noncurrent Assets:
Intangible transition property	426,085	482,039
Unamortized debt issuance expense	3,920	4,781
	430,005	486,820

Total Assets	$512,325	$558,343

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year	$ 66,794	$ 60,184
Federal and state income taxes accrued	79	65
Interest accrued	575	401
	67,448	60,650

Long-term debt, net of discount	440,065	492,924

Member's Equity	4,812	4,769

Total Liabilities and Member's Equity	$512,325	$558,343

See accompanying notes to financial statements.

WEST PENN FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Statements

     The Notes to Financial Statements of West Penn Funding, LLC (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001, and cash flows for the nine months ended September 30, 2001, and September 30, 2000.

2.  Long-Term Debt

     In November 1999, the Company issued $600.0 million of Bonds, series 1999-A, Class A-1 through A-4. The Company used the proceeds from the Bonds to purchase Intangible Transition Property (ITP) from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds.

     Scheduled maturities and interest rates for the Bonds at September 30, 2001, are:
		Principal	Expected Final	Final
Class	Bond Rate	Balance	Payment Date	Maturity Date
		($Thousands)
A-2	6.630%	$152,918	December 26, 2003	December 26, 2005
A-3	6.810%	198,000	September 25, 2006	September 25, 2008
A-4	6.980%	156,000	June 25, 2008	December 26,2008
	Total	506,918
Current Maturities		(66,794)
Unamortized Discount		(59)
Long-term Debt		$440,065

     The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

     During the first nine months of 2001, the balance of the bonds was reduced to $506.9 million. Total principal payments of $46.2 million, included $27.2 million in principal payments applied to the Class A-1 bonds, paying the issue in full, with the balance of the principal payments being applied to Class A-2. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full, prior to any principal payments being applied to Class A-3 and Class A-4, respectively.

     On the scheduled payment dates in March, June and September 2001, the Trustee made quarterly payments of Bond principal, interest, and related expenses. Payments and ITC collections were sufficient to pay interest of $27.4 million and a portion of the scheduled principal payments in the amount of $46.2

West Penn Funding, LLC

million for the first nine month period. For the first quarter ended March 31, 2001, principal payments were scheduled at $18.1 million and payments were issued at $16.7 million, creating a shortfall of $1.4 million. During the second quarter ended June 30, 2001, principal payments were scheduled at $16.2 million, with principal payments issued at $15.0 million, creating a shortfall of $1.2 million. During the third quarter ended September 30, 2001, principal payments were scheduled at $14.6 million, with principal payments issued at $14.5 million, creating a shortfall of $.1 million. Shortfalls are expected to continue to decrease in comparison to prior periods as additional revenues are generated by the new rates implemented on January 1, 2001. The shortfall does not constitute an Event of Default under the Indenture.

3. Significant Agreements and Related Party Transactions

     Under the Servicing Agreement, West Penn Power Company (West Penn) as Servicer is required to manage and administer the ITP of the Company and to collect the Intangible Transition Charge (ITC) on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.94 million for the nine months ended September 30, 2001, and 2000.

     At September 30, 2001, the Balance Sheet includes a receivable from West Penn of $15.8 million for ITC collections. At December 31, 2000, the receivable for ITC collections from West Penn was $15.0 million.

     During the nine months ended September 30, 2001, the Company received capital contributions of $.014 million from West Penn.

WEST PENN FUNDING, LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER OF 2001 WITH THIRD QUARTER OF 2000

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

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; changes in technology; changes in political, social, and economic conditions; changes in laws and regulations applicable to the Company; litigation involving the Company; the loss of any significant customers; and changes in business strategy, operations, or development plans.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of September 30, 2001, the Company had no goodwill.

West Penn Funding, LLC

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

     During the three months ended September 30, 2001, the Company recorded $24.6 million ITC revenue and $.04 million interest income. The Company recorded $8.9 million of interest expense on the Bonds, amortized $.3 million debt issuance costs and discounts, incurred $.3 million servicing fees and $.03 million other administrative expenses, and recorded $15.1 million ITP amortization.

     During the nine months ended September 30, 2001, the Company recorded $75.1 million ITC revenue and $.2 million interest income. The Company recorded $27.5 million of interest expense on the Bonds, amortized $.9 million debt issuance costs and discounts, incurred $.94 million servicing fees and $.07 million other administrative expenses, and recorded $46.0 million ITP amortization.

     West Penn as Servicer remitted to the Trustee $23.7 million of ITC collections for the three month period ended September 30, 2001, compared to $23.6 million for the same period of the prior year. ITC collections remitted for the nine months ended September 30, 2001, were $74.5 million, compared to $65.4 million for the nine months ended September 30, 2000.

     On the scheduled payment dates in March, June and September 2001, the Trustee made quarterly payments of Bond principal, interest, and related expenses. Payments and ITC collections were sufficient to pay interest of $27.4 million and a portion of the scheduled principal payments in the amount of $46.2 million for the first nine month period. For the first quarter ended March 31, 2001, principal payments were scheduled at $18.1 million and payments were issued at $16.7 million, creating a shortfall of $1.4 million. During the second quarter ended June 30, 2001, principal payments were scheduled at $16.2 million, with principal payments issued at $15.0 million, creating a shortfall of $1.2 million. During the third quarter ended September 30, 2001, principal payments were scheduled at $14.6 million, with principal payments issued at $14.5 million, creating a shortfall of $.1 million. Shortfalls are expected to continue to decrease in comparison to prior periods as additional revenues are generated by the new rates implemented on January 1, 2001. The shortfall does not constitute an Event of Default under the Indenture.

     Under the Competition Act and the Qualified Rate Order, withdrawals from the Capital Subaccount must be replenished and shortfalls in the scheduled principal payments must be made up by increases in the ITC. In 2000, the ITC collections were sufficient to pay interest and principal on the Bonds.

West Penn Funding, LLC

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

for Quarter Ended September 30, 2001

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     (99) Quarterly Servicer's Certificate

(b)   No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2001.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING, LLC

/s/ KEITH L. WARCHOL

Keith L. Warchol, Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

November 14, 2001