Form 10-K405
period 2001-12-31
WEST PENN FUNDING LLC
filed 2002-03-22
CIK 1087288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15d OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 2001
OR
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

YES  [X]                    NO  [   ]

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

ITC - Intangible Transition Charge, which West Penn has been authorized by the Pennsylvania PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

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

Pennsylvania PUC - The Pennsylvania Public Utility Commission.

QUALIFIED RATE ORDER - The final order issued by the Pennsylvania PUC to West Penn in November 1998, in connection with West Penn's restructuring filing under the Competition Act, as supplemented by an August 1999 Pennsylvania PUC order.

QUALIFIED TRANSITION EXPENSES - The transition or stranded costs of an electric utility approved by the Pennsylvania PUC for recovery through the issuance of transition bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of transition bonds or the assignment, sale or other transfer of ITP; and the costs incurred to issue, service or refinance the transition bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs and charges associated with the transition bonds, or to assign, sell or otherwise transfer ITP.

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

In November 1999, the Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from West Penn Funding Corporation. West Penn arranged for the formation of West Penn Funding Corporation as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer and make collections of the ITP. The Servicing Agreement also requires West Penn, as Servicer, to file adjustment requests on each calculation date, and the Competition Act and the Qualified Rate Order require the Pennsylvania Public Utility Commission (Pennsylvania PUC) to act upon these requests within specified time periods. These adjustment requests are based on actual Intangible Transition Charge (ITC) collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. In October 2001, the Servicer filed an adjustment request, and new rates became effective on January 1, 2002.

Intangible Transition Property

The ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable ITC from customers pursuant to the Qualified Rate Order in accordance with the Competition Act. The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs. West Penn, or any assignee of West Penn to whom ITP is sold, may issue and sell, in reliance on the Qualified Rate Order, one or more series of the Bonds, each series in one or more classes, secured by ITP. The Company acquired the ITP and issued the Bonds in November 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn. Retail consumers in West Penn's service area cannot avoid paying ITC even if they purchase electricity from a supplier other than West Penn.

ITEM 2. PROPERTIES

The Company has no physical property. Its primary asset is the ITP described above in Item 1 ("Business -
Intangible Transition Property").

West Penn Funding LLC

ITEM 3. LEGAL PROCEEDINGS None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Omitted pursuant to Instruction I of Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Sales of Unregistered Securities. There is no established public trading market for the Company's equity securities. West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn, owns all of the Company's equity. In December 2000, West Penn Funding Corporation transferred $1.622 million to the Company as an additional capital contribution to enable the Company to pay amounts due to West Penn for reimbursement of certain debt issuance expenses. In 2001, West Penn Funding Corporation transferred $.02 million in cash to enable the Company to pay amounts due to West Penn for reimbursement of certain debt issuance and operating expenses. Such transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The Company made no other sales of unregistered securities in 2001.

(b) Restriction on Dividends. The Company may not make any payments, distributions or dividends to any member of the Company with respect to its membership interest in the Company except in accordance with the Indenture.

(c) Bondholders. As of December 31, 2001, the sole holder of the Bonds was Cede & Co., as nominee of the Depository Trust Company. The Bonds are not registered on any national securities exchange and are not traded on any established trading market.

ITEM 6. SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (Thousands of Dollars)

Quarter Ended
	2001				2000
	Dec	Sept	June	Mar	Dec	Sept	June	Mar

Operating revenues	$23,572	$24,640	$23,525	$27,142	$23,735	$23,968	$23,153	$25,657
Operating income	90	77	(143)	22	133	69	(137)	111
Net income	1	62	(46)	14	87	45	(79)	63

West Penn Funding LLC

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

As discussed above under Item 1 "Business - General," the Company is a Delaware limited liability company, whose sole member is West Penn Funding Corporation, which is a wholly owned subsidiary of West Penn. As discussed above and in Note C to Financial Statements, on November 16, 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title and interest in the ITP from West Penn Funding Corporation. As the Company was formed for limited purposes, as discussed under Item 1 "Business - General," the statement of operations effects were limited primarily to revenue from collections of ITC by the Servicer, interest income earned on the Capital Subaccount maintained by the Trustee and on temporary investments, interest expense on the Bonds, amortization of the ITP, servicing fees and other administrative expenses.

During 2001, the Company recorded $98.6 million in ITC revenue compared to 2000 ITC revenue of $96.0 million. The increase from 2000 to 2001 resulted from the ITC rate increase that went into effect on January 1, 2001. West Penn, as Servicer, is required by the Servicing Agreement for the Bonds, to file adjustment requests based on actual ITC collections and assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs and future payments and expenses related to the ITP and the Bonds.

During 2001, the Company recorded $36.1 million of interest expense on the Bonds, amortized $1.1 million of debt issuance expenses and discounts, incurred $1.4 million in servicing fees and other administrative expenses and recorded $60.2 million of ITP amortization. During 2000, the Company recorded $39.5 million interest expense on the Bonds, amortized $1.1 million debt issuance expenses and discounts, incurred $1.4 million in servicing fees and other administrative expenses and recorded $54.3 million ITP amortization.

West Penn, as Servicer, remitted to the Trustee a total of $98.8 million of ITC collections during 2001. The ITC collections consisted of $26.3 million for the period December 1, 2000, through February 28, 2001, $24.3 million for the period March 1, 2001, through May 31, 2001, $23.7 million for the period June 1, 2001 through August 31, 2001, and $24.5 million for the period September 1, 2001, through November 30, 2001. ITC collections for December 2001 are reflected in 2001 revenues with a corresponding receivable from West Penn at December 31, 2001.

On the scheduled payment dates in March, June, September and December 2001, the Trustee made quarterly payments of Bond principal, interest, and related administrative expenses. Payments and ITC collections were sufficient to pay interest of $36.0 million and scheduled principal payments in the amount of $60.1 million for the twelve-month period ended December 31, 2001. For the first quarter ended March 31, 2001, principal payments were scheduled at $18.1 million and payments were issued at $16.7 million, creating a year-to-date shortfall of $1.4 million. During the second quarter ended June 30, 2001, principal payments were scheduled at $16.2 million, with principal payments issued at $15.0 million, creating a year-to-date shortfall of $1.2 million. During the third quarter ended September 30, 2001, principal payments were scheduled at $14.6 million, with principal payments issued at $14.5 million, creating a year-to-date shortfall of $.1 million. During the fourth quarter ended December 31, 2001, principal payments were issued at $13.9 million. The principal payments for the fourth quarter were sufficient to offset the year-to-date shortfalls of the prior quarters, bringing the principal balance at December 31, 2001, to $492.9 million as scheduled. The shortfalls do

West Penn Funding LLC

not constitute an Event of Default under the Indenture.

To reduce the likelihood that shortfalls will occur in 2002, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on October 1, 2001. Approval, which was granted by the Pennsylvania PUC on December 20, 2001, effective January 1, 2002, will allow West Penn to make an adjustment to the competitive transition charge (CTC) to recover the required ITC amounts.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

In 2001, West Penn Funding Corporation, parent of the Company, contributed $.02 million in cash to enable the Company to pay amounts due to West Penn for reimbursement of certain debt issuance and operating expenses.

The Company's obligations for future cash payments are limited to the principal, interest and administrative fees related to the outstanding transition bonds. The balance at December 31, 2001, of long-term debt obligations was $492.9 million. The following table provides a summary of payments due by period for these obligations:

Payments Due by Period
(Millions of Dollars)
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Class A-2 bonds	$70.3	$ 68.6			$138.9
Class A-3 bonds		81.0	$117.0		198.0
Class A-4 bonds			31.8	$124.2	156.0
Total	$70.3	$149.6	$148.8	$124.2	$492.9

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ( SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

West Penn Funding LLC

These standards establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial positions and measure those instruments at fair value. The standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

These standards establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

As of December 31, 2001, the Company had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS No. 133.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. For entities with calendar year ends, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the standard on January 1, 2002. Subsequently, an entity's goodwill will be tested at least annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of December 31, 2001, the Company had no goodwill or intangibles.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its result of operations and financial position prior to its adoption of the standard.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company adopted on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 is not expected to have a material effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
None.

West Penn Funding LLC 9 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA STATEMENT OF OPERATIONS
	Year Ended December 31, 2001	Year Ended December 31, 2000	From May 26 (Inception) to December 31, 1999
(Thousands of Dollars)

Revenues:
Intangible transition charges	$98,584	$96,024	$7,502
Interest income	295	489	6
Total Revenues	98,879	96,513	7,508

Operating Expenses:
Amortization of intangible transition property	60,213	54,298	2,323
Interest on transition bonds	36,138	39,545	4,944
Amortization of debt issuance costs	1,130	1,133	126
Administrative and general expense	1,352	1,361	105
Total operating expenses	98,833	96,337	7,498
Operating income	46	176	10

Income tax expense	15	60	4

Net income	$ 31	$ 116	$ 6

STATEMENT OF MEMBER'S EQUITY
Balance at May 26			$ -
Balance at January 1	$ 4,769	$ 3,031	-

Add:
Investment from Member	18	1,622	3,025
Net income	31	116	6

Balance at December 31	$ 4,818	$ 4,769	$3,031

See accompanying notes to financial statements.

West Penn Funding LLC 10 Statement of Cash Flows
	Year Ended December 31, 2001	Year Ended December 31, 2000	From May 26 (Inception) to December 31, 1999
(Thousands of Dollars)

Cash Flows from Operations:
Net Income	$ 31	$ 116	$ 6
Amortization of intangible transition property	60,213	54,298	2,323
Changes in certain current assets
and liabilities:
Accounts receivable from West Penn	201	(7,520)	(7,474)
Unamortized debt issuance expense, net	1,120	(328)	126
Interest and taxes accrued	174	(4,482)	4,948
Accounts payable to West Penn	10	(633)	633
	61,749	41,451	562

Cash Flows from Investing:
Purchase of intangible transition property			(594,941)
			(594,941)
Cash Flows from Financing:
Proceeds from issuance of transition bonds			595,363
Retirement of transition bonds	(60,185)	(46,833)
Change in restricted funds	(1,608)	3,006	(3,006)
Equity contribution from member	18	1,622	3,025
	(61,775)	$(42,205)	595,382

Net Change in Cash and Temporary Cash
Investments	(26)	(754)	1,003
Cash and Temporary Cash Investments
at January 1,	249	1,003
Cash and Temporary Cash Investments
at December 31	$ 223	$ 249	$ 1,003

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$ 35,978	$ 44,089	$ -

See accompanying notes to financial statements.

West Penn Funding LLC 11 BALANCE SHEET
	December 31,
	2001	2000
(Thousands of Dollars)

ASSETS

Current Assets:
Cash and temporary cash investments	$ 223	$ 249
Accounts receivable from West Penn	14,793	14,994
Restricted funds	1,608
Intangible transition property	69,667	56,280
	86,291	71,523

Noncurrent Assets:
Intangible transition property	408,439	482,039
Unamortized debt issuance expense	3,661	4,781
	412,100	486,820

Total	$498,391	$558,343

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Long-term debt due within one year	$ 70,295	$ 60,184
Accounts payable to West Penn	10
Federal and state income taxes accrued	80	65
Interest accrued	560	401
	70,945	60,650

Long-term debt, net of discount	422,628	492,924

Member's Equity	4,818	4,769

Total	$498,391	$558,343
See accompanying notes to financial statements.

West Penn Funding LLC 12 NOTES TO FINANCIAL STATEMENTS (These notes are an integral part of the financial statements.)
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

The Company was organized for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (Bonds), pledging its interest in ITP and other collateral to the bond trustee, and performing activities that are necessary, suitable or convenient to accomplish these purposes. ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (Pennsylvania PUC Order) issued November 19, 1998, and supplemented by order dated August 12, 1999, by the Pennsylvania Public Utility Commission (Pennsylvania PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act (applicable law) enacted in Pennsylvania in December 1996. The Pennsylvania PUC Order authorizes the ITC to be sufficient to recover the principal amount of Bonds issued by the Company, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, servicing fees and other expenses relating to the Bonds.

In November 1999, West Penn transferred the ITP to West Penn Funding Corporation, which then sold the ITP to West Penn Funding LLC.

The Company issued $600 million of Bonds in four different classes on November 16, 1999 (see Note C for additional information). The proceeds were used to fund the purchase of ITP. The ITP and restricted funds were used to collateralize the Bonds. Under applicable law, the Bonds are recourse to the Company and are collateralized on a pro rata basis by the ITP and the equity and assets of the Company. The source of repayment is the ITC authorized pursuant to the Pennsylvania PUC Order, which charges are collected from West Penn customers by West Penn, as Servicer.

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

NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reported period. On a continuous basis, the Company evaluates its estimates,

West Penn Funding LLC

including those related to the provisions for amortization, income taxes, and contingencies related to litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from the estimates.

Cash and Temporary Cash Investments

For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Restricted Funds

Under the Indenture, the Company deposited an amount equal to 0.5% of the initial principal amount of the Bonds into the "Capital Subaccount" with the Bond Trustee (Bankers Trust Company, a New York banking corporation). West Penn Funding Corporation contributed this amount to the Company. This account is the last account drawn in the event that "General Subaccount" collections are insufficient to make required allocations. If the "Capital Subaccount" is used, it will be replenished from the ITC remittances to its original level through the periodic reconciliation process. Accordingly, the "Capital Subaccount" is classified as Restricted Funds on the balance sheet. After the Bonds are paid in full, any remaining amounts that collateralize the Bonds will be released to the Company. The "Capital Subaccount" had no balance at December 31, 2001. (See Note C for additional information.)

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

West Penn Funding LLC

NOTE C: LONG-TERM DEBT

In November 1999, the Company issued $600 million of Series 1999-A Bonds. The Bonds consisted of four classes with various interest rates, ranging from Class A-1 at 6.32% to Class A-4 at 6.98% (refer to schedule below). The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds. In 2001, the final principal payment for $27.2 million was applied to the Class A-1 bonds, reducing the balance to zero.

Scheduled maturities and interest rates for the Bonds at December 31, 2001 are:
Class	Bond Rate	Initial Class Principal Balance ($Thousands)	Expected Final Payment Date	Final Maturity Date
A-2 A-3 A-4	6.630% 6.810% 6.980%	138,983 198,000 156,000	December 26, 2003 September 25, 2006 June 25, 2008	December 26, 2005 September 25, 2008 December 26, 2008
Total Current Maturities Unamortized Discount Long-term Debt		$492,983 (70,295) (60) $422,628

The source of repayment is ITC. West Penn is collecting this non-bypassable charge from its retail customers of electricity. The Servicer deposits collections of the ITC monthly into a "General Subaccount" maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds, and pay fees, costs and charges specified in the Indenture. The Indenture also includes a "Reserve Subaccount" that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an "Overcollateralization Subaccount." The overcollateralization for these securities will be funded over the life of the series 1999-A Bonds and is expected to reach 0.5% of the initial principal balance of this series of transition bonds.

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

West Penn Funding LLC

NOTE D: INCOME TAXES

The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

	2001	2000	1999
(Thousands of Dollars)
Income before income taxes	$46	$176	$10
Amount so produced	16	62	4
Other, net	(1)	(2)
Total	$15	$ 60	$ 4

Income taxes payable on the balance sheet was $80 thousand and $65 thousand at December 31, 2001, and 2000, respectively. The balances are reflective of taxes payable based on activity for the period and estimates of book to tax adjustments.
NOTE E: FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:
	2001		2000
(Thousands of Dollars)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt Debentures	$492,983	$503,342	$553,167	$569,276

The fair value of debentures was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.
NOTE F: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $1.25 million for the years ended December 31, 2001 and 2000. Servicing fees are included in administrative and general expenses on the statement of operations.

At December 31, 2001, the balance sheet includes a receivable from West Penn of $14.8 million for ITC collections.

West Penn Funding LLC

REPORT OF MANAGEMENT

The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

Management meets periodically with internal auditors and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Michael P. Morrell President (Principal Executive Officer)	Keith L. Warchol Treasurer (Principal Financial Officer and Principal Accounting Officer)

West Penn Funding LLC 17 REPORT OF INDEPENDENT ACCOUNTANTS
To West Penn Funding Corporation, the Sole Member of West Penn Funding LLC:

In our opinion, the accompanying balance sheets and related statements of operations, member's equity and cash flows present fairly, in all material respects, the financial position of West Penn Funding LLC (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from May 26, 1999 (inception date) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania February 19, 2002
West Penn Funding LLC 18 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.
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

Omitted pursuant to Instruction I of Form 10-K.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this report:

1.     Financial Statements (included in response to Item 8).

        Report of Independent Accountants.

        Statement of Income and Member's Equity for the years ended December 31, 2001 and 2000 and from May 26, 1999 (inception date) through December 31, 1999.

        Statement of Cash Flows for each of the years ended December 31, 2001 and 2000 and from May 26, 1999

        (inception date) through December 31, 1999.

        Balance Sheet at December 31, 2001 and 2000.

2. Financial Statement Schedules. None.
3. Exhibits. West Penn Funding LLC 19 See Exhibit Index, which appears following the Signature page to this report.
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
Name	Title	Date

By: /s/ Michael P. Morrell Michael P. Morrell	President (Principal Executive Officer)	March 15, 2002
By /s/ Keith L. Warchol Keith L. Warchol	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2002
By /s/ Terence A. Burke Terence A. Burke	Director	March 15, 2002
By /s/ Mark A. Ferrucci Mark A. Ferrucci	Director	March 15, 2002
By /s/ Kim E. Lutthans Kim E. Lutthans	Director	March 15, 2002
By /s/ Bruce M. Sedlock Bruce M. Sedlock	Director	March 14, 2002
By /s/ Thomas C. Sheppard, Jr. Thomas C. Sheppard, Jr.	Director	March 16, 2002

West Penn Funding LLC

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to security holders.

INDEX TO EXHIBITS
	Document	Incorporation by Reference
3.1	Certificate of Formation	Registration Statement No. 333-79619, exh. 4.2
3.2	Limited Liability Company Agreement	Registration Statement No. 333-79619, exh. 4.1.1
3.3	Assignment of Limited Liability Company Interest and Amendment to Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.3
3.4	Amended and Restated Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.4
4.1	Indenture dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.1
4.2	Series Supplement dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.2
4.3	Form of Transition Bonds	Registration Statement No. 333-79619, exh. 4.4
10.2	Intangible Transition Property Sale Agreement dated November 16, 1999, between the Company and West Penn Funding Corporation	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.2
10.3	Intangible Transition Property Servicing Agreement dated November 16, 1999, between the Company and West Penn Power Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.3
99	Quarterly Servicer's Certificates