Form 10-Q
period 2002-03-31
WEST PENN FUNDING LLC
filed 2002-05-15
CIK 1087288

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended March 31, 2002

Index

                                                                            Page

                                                                             No.

PART I--FINANCIAL INFORMATION:

  Item 1. - FINANCIAL STATEMENTS:

  Statement of Operations - Three months

     ended March 31, 2002 and 2001                                             3

  Statement of Cash Flows - Three months ended

     March 31, 2002 and 2001                                                   4

  Balance Sheet - March 31, 2002

     and December 31, 2001                                                     5

  Notes to Financial Statements                                              6-7

  Item 2. - Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                    8-10

PART II--OTHER INFORMATION                                                    11

West Penn Funding LLC

West Penn Funding LLC
STATEMENT OF OPERATIONS
(Thousands of Dollars)

	Unaudited
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

OPERATING REVENUES:
Intangible transition charges	$26,881	$27,034
Interest income	38	108
Total Operating Revenues	26,919	27,142

OPERATING EXPENSES:
Amortization of intangible transition property	17,780	16,904
Interest on transition bonds	8,377	9,580
Amortization of debt issuance costs	263	301
Administrative and general expense	335	335
Total Operating Expenses	26,755	27,120

Operating Income	164	22

Federal and state income taxes	54	8

Net Income	$ 110	$ 14

See accompanying notes to financial statements.

West Penn Funding LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Unaudited
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2002	2001
(Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
Net income	$ 110	$ 14
Amortization of intangible transition property	17,780	16,904
Changes in certain assets and liabilities:
Unamortized debt issuance expense	262	298
Accounts receivable from parent	(1,307)	(693)
Taxes accrued	44	7
Interest accrued	(19)	205
	16,870	16,735

CASH FLOWS USED FOR FINANCING:
Restricted funds	613
Retirement of transition bonds	(17,492)	(16,738)
	(16,879)	(16,738)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(9)	(3)
Cash and temporary cash investments at January 1	223	249
Cash and temporary cash investments at March 31	$ 214	$ 246

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 8,397	$ 9,373
Income taxes	$10,434	-

See accompanying notes to financial statements.

West Penn Funding LLC
BALANCE SHEET
(Thousands of Dollars)
	Unaudited
	March 31,	December 31,
	2002	2001

ASSETS:
Current Assets:
Cash and temporary cash investments	$ 214	$ 223
Accounts receivable from
West Penn Power Company, net	16,100	14,793
Restricted funds	995	1,608
Intangible transition property	71,346	69,667
	88,655	86,291

Noncurrent Assets:
Intangible transition property	388,979	408,439
Unamortized debt issuance expense	3,399	3,661
	392,378	412,100

Total Assets	$481,033	$498,391

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year	$ 72,681	$ 70,295
Accounts payable to West Penn	10	10
Federal and state income taxes accrued	124	80
Interest accrued	541	560
	73,356	70,945

Long-term debt, net of discount	402,750	422,628

Member's Equity	4,927	4,818

Total Liabilities and Member's Equity	$481,033	$498,391

See accompanying notes to financial statements.

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Statements

The Notes to Financial Statements of West Penn Funding, LLC (the Company) in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying financial statements and the notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

2. Long-Term Debt

In November 1999, the Company issued $600.0 million of Bonds, series 1999-A, Class A-1 through A-4. The Company used the proceeds from the Bonds to purchase Intangible Transition Property (ITP) from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds. The principal balance of Class A-1 was paid in full on June 25, 2001.

Scheduled maturities and interest rates for the Bonds at March 31, 2002, are:
		Principal	Expected Final	Final
Class	Bond Rate	Balance	Payment Date	Maturity Date
		($Thousands)
A-2	6.630%	$121,491	December 26, 2003	December 26, 2005
A-3	6.810%	198,000	September 25, 2006	September 25, 2008
A-4	6.980%	156,000	June 25, 2008	December 26,2008
	Total	475,491
Current Maturities		(72,681)
Unamortized Discount		(60)
Long-term Debt		$402,750

The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

During the first three months of 2002, the balance of the bonds was reduced to $475.5 million as a result of $17.5 million repayment of Class A-2, 6.630% transition bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full, prior to any principal payments being applied to Class A-3 and Class A-4, respectively.

West Penn Funding LLC

On the scheduled payment date in March, the Trustee made a quarterly payment of Bond principal, interest and related expenses. Payments and Intangible Transition Charges (ITC) collections were sufficient to pay interest of $8.4 million and the scheduled principal payment in the amount of $17.5 million for the first quarter of 2002.

3. Significant Agreements and Related Party Transactions

Under the Servicing Agreement, West Penn Power Company (West Penn) as Servicer is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. For the three months ended March 31, 2002, the Company recorded servicing fees of $0.31 million.

At March 31, 2002, the Balance Sheet includes a receivable from West Penn of $16.1 million for ITC collections.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002, the Company paid tax allocation payments to Allegheny Energy of $10.4 million. No amounts were allocated to the Company in the first quarter of 2001.

WEST PENN FUNDING LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002

WITH FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K, as amended, for West Penn Funding LLC (the Company) for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

Certain statements within constitute forward-looking statements with respect to the Company. Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, capacity purchase commitments, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and effect of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, including the continuing effects of the September 11, 2001, terrorists' attacks; changes in technology; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

New Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 are not expected to have a material effect on the Company. As of March 31, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

West Penn Funding LLC

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of March 31, 2002 the Company had no goodwill.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discounted operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." SFAS No 144 does not have a material effect on the Company.

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

During the three months ended March 31, 2002, the Company recorded $26.9 million ITC revenue and $.04 million interest income. The Company recorded $8.4 million interest expense on the Bonds, amortized $.26 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $17.8 million ITP amortization.

During the three months ended March 31, 2001, the Company recorded $27.0 million ITC revenue and $.11 million interest income. The Company recorded $9.6 million interest expense on the Bonds, amortized $.30 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $16.9 million ITP amortization

West Penn as Servicer remitted to the Trustee $25.6 million of ITC collections for the period covering December 2001, and January and February of 2002. The ITC collections for December 2001 are reflected in revenues for 2001 with a corresponding receivable from West Penn at December 31, 2001. ITC collections for March 2002 are reflected in 2002 revenues, with a corresponding receivable from West Penn at March 31, 2002. Collections for the corresponding three month period of the prior year were $26.3 million. Investment earnings for the current period were $.04 million compared to $.11 million for the prior year.

On the scheduled payment date in March 2002, the Trustee made a quarterly payment of Bond principal, interest, and related expenses. ITC collections were sufficient to pay interest of $8.4 million and the scheduled principal payment equal to $17.5 million.

West Penn Funding LLC

On the scheduled payment dates in March, June, September and December 2001, the Trustee made quarterly payments of Bond principal, interest, and related administrative expenses. Payments and ITC collections were sufficient to pay interest of $36.0 million and the scheduled principal payments in the amount of $60.1 million for the twelve-month period ended December 31, 2001. For the first quarter ended March 31, 2001, principal payments were scheduled at $18.1 million and payments were issued at $16.7 million, creating a year to date shortfall of $1.4 million. During the second quarter ended June 30, 2001, principal payments were scheduled at $16.2 million, with principal payments issued at $15.0 million, creating a year to date shortfall of $1.2 million. During the third quarter ended September 30, 2001, principal payments were scheduled at $14.6 million, with principal payments issued at $14.5 million, creating a year to date shortfall of $.1 million. During the fourth quarter ended December 31, 2001, principal payments were issued at $13.9 million. The principal payments for the fourth quarter were sufficient to offset the year to date shortfalls of the prior quarters, bringing the principal balance at December 31, 2001, to $492.9 million as scheduled. The shortfall does not constitute an Event of Default under the Indenture.

To reduce the likelihood that shortfalls will not occur in 2002, West Penn, as servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on December 13, 2001. Approval, which was granted by the Pennsylvania PUC on December 20, 2001, effective January 1, 2002, will allow West Penn to make an adjustment to the competitive transition charge (CTC) to recover the required ITC amounts.

WEST PENN FUNDING LLC

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2002

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

(99) Quarterly Servicer's Certificate

(b)  No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2002.

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

May 15, 2002