Form 10-Q
period 2002-06-30
WEST PENN FUNDING LLC
filed 2002-08-14
CIK 1087288

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended June 30, 2002

Index

                                                                            Page

                                                                             No.

PART I-FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

  Statement of Operations - Three and six months
     ended June 30, 2002 and 2001                                             3

  Statement of Cash Flows - Six months ended
     June 30, 2002 and 2001                                                   4

  Balance Sheet - June 30, 2002
     and December 31, 2001                                                    5

  Notes to Financial Statements                                             6-7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   8-11

PART II-OTHER INFORMATION                                                12-13

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

West Penn Funding LLC

West Penn Funding LLC
STATEMENT OF OPERATIONS
(Thousands of dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

OPERATING REVENUES:
Intangible transition charges	$25,029	$23,500	$51,910	$50,534
Interest income	37	98	75	206
Total Operating Revenues	25,066	23,598	51,985	50,740

OPERATING EXPENSES:
Amortization of intangible transition
property	16,273	13,949	34,053	30,853
Interest on transition bonds	8,087	9,093	16,464	18,673
Amortization of debt issuance costs	253	283	516	584
Administrative and general expense	334	343	669	678
Total Operating Expenses	24,947	23,668	51,702	50,788

Operating Income (Loss)	119	(70)	283	(48)

Federal and state income tax expense (benefit)	42	(24)	96	(16)

Net Income (Loss)	$ 77	$ (46)	$ 187	$ (32)

See accompanying notes to financial statements.

West Penn Funding LLC

West Penn Funding LLC
STATEMENT OF CASH FLOWS
(Thousands of dollars)

	Unaudited
	Six Months Ended
	June 30
	2002	2001

Cash Flows From (Used in) Operations:
Net income (loss)	$ 187	$ (32)
Amortization of intangible transition property	34,053	30,853
Changes in certain assets and liabilities:
Unamortized debt issuance expense	516	584
Accounts receivable from
West Penn Power Company, net	(646)	148
Taxes accrued - Federal and state income	(14)	(18)
Interest accrued	(41)	190
	34,055	31,725

Cash Flows From (Used in) Financing:
Retirement of transition bonds	(35,768)	(31,728)
Restricted funds	1,607
Investment from member	104	8
	(34,057)	(31,720)

Net Change In Cash And Temporary Cash Investments	(2)	5
Cash and temporary cash investments at January 1	223	249
Cash and temporary cash investments at June 30	$ 221	$ 254

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 16,504	$ 18,482
Income taxes	$ 109	$ -

See accompanying notes to financial statements.

West Penn Funding LLC

West Penn Funding LLC
BALANCE SHEET
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
	2002	2001

ASSETS:
Current Assets:
Cash and temporary cash investments	$ 221	$ 223
Accounts receivable from
West Penn Power Company, net	15,439	14,793
Restricted funds	1	1,608
Intangible transition property	72,557	69,667
	88,218	86,291

Noncurrent Assets:
Intangible transition property	371,496	408,439
Unamortized debt issuance expense	3,145	3,661
	374,641	412,100

Total Assets	$462,859	$498,391

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
Long-term debt due within one year	$ 73,904	$ 70,295
Accounts payable to West Penn	10	10
Federal and state income taxes accrued	66	80
Interest accrued	519	560
	74,499	70,945

Long-term debt, net of discount	383,251	422,628

Member Equity	5,109	4,818

Total Liabilities and Member Equity	$462,859	$498,391

See accompanying notes to financial statements.

West Penn Funding LLC

WEST PENN FUNDING LLC

Notes To Financial Statements

June 30, 2002

Unaudited

1.  Interim Financial Statements

The Notes to Financial Statements of West Penn Funding LLC (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2001, should be read in conjunction with the accompanying financial statements and the notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002, and cash flows for the six months ended June 30, 2002 and June 30, 2001.

2.  Long-Term Debt

In November 1999, the Company issued $600.0 million of Bonds, series 1999-A, Class A-1 through A-4. The Company used the proceeds from the Bonds to purchase Intangible Transition Property (ITP) from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds. The principal balance of the Class A-1 series was paid in full on June 25, 2001.

Scheduled maturities and interest rates for the Bonds at June 30, 2002, are:
		Principal	Expected Final	Final
Class	Bond Rate	Balance	Payment Date	Maturity Date
		($Thousands)
A-2	6.630%	$103,214	December 26, 2003	December 26, 2005
A-3	6.810%	198,000	September 25, 2006	September 25, 2008
A-4	6.980%	156,000	June 25, 2008	December 26, 2008
	Total	457,214
Current Maturities		(73,904)
Unamortized Discount		(59)
Long-term Debt		$383,251

The current maturities stated above are based on the expected final payment dates rather than the final maturity dates.

During the second quarter of 2002, the principal balance of the bonds was reduced to $457.2 million as a result of the $18.3 million repayment of Class A-2, 6.630% transition bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full. Thereafter principal payments will be applied to Class A-3 and Class A-4, respectively.

On the scheduled payment date in June, the Trustee made a quarterly payment of Bond principal, interest and related expenses. Payments and Intangible

West Penn Funding LLC

Transition Charge (ITC) collections were sufficient to pay interest of $8.1 million and a portion of the scheduled principal payment in the amount of $18.3 million. The targeted principal payment was set at $18.4 million, resulting in a shortfall of $.1 million in the second quarter of 2002. The shortfall does not constitute an Event of Default under the Indenture.

3.  Significant Agreements and Related Party Transactions

Under the Servicing Agreement, West Penn Power Company (West Penn) as Servicer is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.63 million for the six months ended June 30, 2002 and 2001.

At June 30, 2002, the Balance Sheet includes a receivable from West Penn of $15.4 million for ITC collections.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first six months of 2002, the Company paid tax allocation payments to Allegheny Energy of $.1 million. No amounts were allocated to the Company in the first six months of 2001.

4.  Subsequent Event

In July 2002, Allegheny Energy announced its plan to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees is not known. The Company expects to record a charge for the early retirement offer in the third quarter of 2002 based on the window for employees to accept the offer. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

WEST PENN FUNDING LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 WITH
SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for West Penn Funding LLC (the Company) for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

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

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, changes in technology; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS 2002

New Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of June 30, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

West Penn Funding LLC

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." The provisions of this new standard are effective over various dates beginning May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined what effect, if any, SFAS No. 146 may have on the accounting for the 10 percent workforce reduction announced in July 2002.

Review of Operations

The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn Power Company (West Penn). In November 1999, the Company issued Bonds and transferred the proceeds in exchange for all rights, title, and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charges (ITC) payable by retail customers within West Penn's service territory who receive electric delivery service from West Penn.

During the three months ended June 30, 2002, the Company recorded $25.0 million ITC revenue and $.04 million interest income. The Company recorded $8.1 million interest expense on the Bonds, amortized $.25 million debt issuance expenses and discounts, incurred $.32 million servicing fees and $.01 million other administrative expenses, and recorded $16.3 million ITP amortization.

West Penn Funding LLC

In comparison, during the three months ended June 30, 2001, the Company recorded $23.5 million ITC revenue and $.03 million interest income. The Company accrued $9.1 million interest expense on the Bonds, amortized $.30 million debt issuance expenses and discounts, incurred $.31 million servicing fees and $.03 million other administrative expenses, and recorded $13.9 million ITP amortization.

During the six months ended June 30, 2002, the Company recorded $51.9 million ITC revenue and $.08 million interest income. The Company recorded $16.5 million interest expense on the Bonds, amortized $.51 million debt issuance expenses and discounts, incurred $.63 million servicing fees and $.04 million other administrative expenses, and recorded $34.1 million ITP amortization.

For the six months ended June 30, 2001, the Company recorded $50.5 million ITC revenue and $.13 million interest income. The Company recorded $18.7 million interest expense on the Bonds, amortized $.58 million debt issuance expenses and discounts, incurred $.63 million servicing fees and $.05 million other administrative expenses, and recorded $30.9 million ITP amortization.

West Penn as Servicer remitted to the Trustee $25.7 million of ITC collections for the period covering March, April and May of 2002. The ITC collections for June 2002 are reflected in revenues for the second quarter of 2002 with a corresponding receivable from West Penn at June 30, 2002. ITC collections for March 2002 are reflected in first quarter revenues, with a corresponding receivable from West Penn at March 31, 2002.

ITC collections for the second quarter of 2001 were $24.3 million. Investment earnings for the current quarter were $.04 million compared to $.10 million for the second quarter of 2001. ITC collections for the six months ended June 30, 2002, were $51.3 million, with investment earnings of $.08 million. During the six month period ended June 30, 2001, ITC collections were $50.6 million, with investment earnings of $.20 million.

On the scheduled payment date in June 2002, the Trustee made a quarterly payment of Bond principal, interest, and related expenses. In the second quarter of 2002, principal payments were scheduled at $18.4 million and payments were issued at $18.3 million, creating a year-to-date shortfall of $.1 million. The shortfall does not constitute an Event of Default under the Indenture. On the scheduled payment date in March 2002, the Trustee made a quarterly payment of Bond principal, interest, and related expenses. ITC collections were sufficient to pay interest of $8.4 million and the scheduled principal payment equal to $17.5 million.

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

West Penn Funding LLC

payments were issued at $13.9 million. The principal payments for the fourth quarter were sufficient to offset the year to date shortfalls of the prior quarters, bringing the principal balance at December 31, 2001, to $492.9 million as scheduled. The shortfall does not constitute an Event of Default under the Indenture.

To reduce the likelihood that shortfalls would occur in 2002, West Penn, as servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on December 13, 2001. Approval, which was granted by the Pennsylvania PUC on December 20, 2001, effective January 1, 2002, allows West Penn to make an adjustment to the competitive transition charge (CTC) to recover the required ITC amounts.

West Penn Funding LLC

WEST PENN FUNDING LLC

Part II - Other Information to Form 10-Q
for Quarter Ended June 30, 2002

ITEM 5.     OTHER INFORMATION

             Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits 99.2 - Quarterly Servicer's Certificate

(b)         No reports on Form 8-K were filed on behalf of the Company for the             quarter ended June 30, 2002.

West Penn Funding LLC

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WEST PENN FUNDING LLC

                                                   /s/     Bruce E. Walenczyk
                                                   Bruce E. Walenczyk,
                                                   Vice President and
                                                   Chief Financial Officer

August 14, 2002