Form 10-K
period 2002-12-31
WEST PENN FUNDING LLC
filed 2003-10-27
CIK 1087288

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification Number
333-79619	WEST PENN FUNDING LLC Delaware 2325B-2 Renaissance Drive Las Vegas, NV 89119 Telephone (702) 895-6752	25-1843349

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes            No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes         No     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None. The registrant is a limited liability company, the interests in which are not represented by shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Glossary of Terms and Abbreviations

BOND TRUSTEE - Deutsche Bank Trust Company Americas (formerly Bankers Trust Company, a New York banking corporation) as Trustee under the Indenture.

CAPITAL SUBACCOUNT - An account held by the Trustee under the Indenture which is funded by a contribution to West Penn Funding LLC by West Penn Funding Corporation at the date of issuance of each series of Transition Bonds.

COMPETITION ACT - The Pennsylvania Electricity Generation Customer Choice and Competition Act enacted in Pennsylvania in December 1996.

GENERAL SUBACCOUNT - An account held by the Trustee under the Indenture into which Intangible Transition Charge remittances by the Servicer are deposited. The Trustee allocates the funds from the General Subaccount to other subaccounts on the quarterly payment dates.

INDENTURE - The agreement entered into by West Penn Funding LLC and the Trustee, dated November 16, 1999, providing for the issuance of Transition Bonds.

INTANGIBLE TRANSITION CHARGES (ITC)- The charge West Penn has been authorized by the Pennsylvania PUC to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

INTANGIBLE TRANSITION PROPERTY (ITP) -The property right created under the Competition Act representing the irrevocable right of West Penn Funding LLC to receive, through ITC, amounts sufficient to recover all Qualified Transition Expenses.

OVERCOLLATERALIZATION SUBACCOUNT - An account held by the Trustee under the Indenture which is funded ratably from collections of ITC over the term of each series of Transition Bonds.

PENNSYLVANIA PUC - The Pennsylvania Public Utility Commission.

QUALIFIED RATE ORDER - The final order issued by the Pennsylvania PUC to West Penn in November 1998, in connection with West Penn's restructuring filing under the Competition Act, as supplemented by an August 1999 Pennsylvania PUC order.

QUALIFIED TRANSITION EXPENSES - The transition or stranded costs of an electric utility approved by the Pennsylvania PUC for recovery through the issuance of Transition Bonds; the costs of retiring existing debt or equity capital of the electric utility or its holding company parent, including accrued interest and acquisition or redemption premium, costs of defeasance, and other related fees, costs and charges, through the issuance of Transition Bonds or the assignment, sale, or other transfer of ITP; and the costs incurred to issue, service, or refinance the Transition Bonds, including accrued interest and acquisition or redemption premium, and other related fees, costs, and charges associated with the Transition Bonds, or to assign, sell, or otherwise transfer ITP.

RESERVE SUBACCOUNT - An account held by the Trustee under the Indenture which consists of the remaining funds available after required allocations on the quarterly payment dates.

SERVICING AGREEMENT - The ITP Servicing Agreement between West Penn, as Servicer, and West Penn Funding LLC, as Issuer.

WEST PENN - West Penn Power Company, a Pennsylvania corporation.

ITEM 1.     BUSINESS

General

West Penn Funding LLC (the Company) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation. West Penn Funding Corporation is a wholly-owned subsidiary of West Penn Power Company (West Penn), which operates an electric transmission and distribution system in southwestern, north and south central Pennsylvania under the trade name Allegheny Power. West Penn is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny). For further information concerning West Penn, see reports filed by West Penn with the U.S. Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. The Company was organized in May 1999 for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (the Bonds or Transition Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Transition Bonds, and performing activities that are necessary to accomplish these purposes. The Company's organizational documents require it to operate in a manner so that its assets will not be consolidated with the bankruptcy estate of West Penn or West Penn Funding Corporation in the event that they become subject to a bankruptcy proceeding.

The only material business conducted by the Company has been the acquisition of ITP from West Penn Funding Corporation and the issuance of $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4, in November 1999. The specific interest rate and maturity of each class of bonds is specified in Note 3 to the Financial Statements. Each series of Bonds has been registered in the name of Cede & Co., as nominee of the Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters.

In November 1999, the Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from West Penn Funding Corporation. West Penn arranged for the formation of the Company as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer, and make collections of the ITP. The Servicing Agreement also requires West Penn, as Servicer, to file adjustment requests on each calculation date. The Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act) and the Qualified Rate Order require the Pennsylvania Public Utility Commission (Pennsylvania PUC) to act upon these requests within specified time periods. These adjustment requests are based on actual Intangible Transition Charge (ITC) collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. In December 2002, the Servicer completed its adjustment request filing, and new rates became effective on January 1, 2003, which increased ITC collections by approximately $600,000. West Penn has made its initial filing in connection with its 2003 adjustment request for rates to become effective January 1, 2004.

Intangible Transition Property

The ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable ITC from its customers pursuant to the Qualified Rate Order in accordance with the Competition Act. The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs. West Penn, or any assignee of West Penn to whom the ITP is sold, may issue and sell, in reliance on the Qualified Rate Order, one or more series of the Bonds, each series in one or more classes, secured by the ITP. The Company acquired the ITP and issued the Bonds in November 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC, payable by retail consumers of electricity within West Penn's service territory who receive electric delivery service from West Penn. Retail consumers in West Penn's service area cannot avoid paying ITC even if they purchase electricity from a supplier other than West Penn.

ITEM 2.     PROPERTIES

The Company has no physical property. Its primary asset is the ITP described above in ITEM 1. BUSINESS - Intangible Transition Property.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  Market Information. The Company has no equity securities. West Penn Funding Corporation, which is a wholly-owned subsidiary of West Penn, owns all of the membership interests in the Company.

(b)  Holders. All of the membership interests in the Company are owned by West Penn Funding Corporation.

(c)  Dividends. The Company may not make any payments, distributions, or dividends to its member with respect to its membership interest in the Company, except in accordance with the Indenture. As outlined in the Indenture, the Company shall not, directly or indirectly, pay any dividends or make any distribution (by reduction of capital or otherwise), whether in cash, property, securities, or a combination thereof, to any owner of a beneficial interest in the Company or otherwise with respect to any ownership or equity interest in, or ownership security of, the Company. The Company may not, directly or indirectly, redeem, purchase, retire, or otherwise acquire for value any such ownership or equity interest or security or set aside or otherwise segregate any amounts for any such purpose.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans. The Company has no equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA
WEST PENN FUNDING LLC
Year Ended December 31 (In thousands)	2002	2001	2000	1999(a)
Operating revenues	$105,635	$ 98,584	$ 96,024	$ 7,502
Net (loss) income	$ (151)	$ 31	$ 116	$ 6
Long-term debt due within one year	$ 75,996	$ 70,295	$ 60,184	$ 49,734
Transition Bonds - current (b)	$346,654	$ --	$ --	$ --
Transition Bonds - long-term	--	$422,628	$492,924	$550,207
Total assets	$427,820	$498,391	$558,343	$608,553

(a) Reflects financial information from May 26, 1999 (inception date), to December 31, 1999.

(b) As discussed in Note 3 to the financial statements, the Transition Bonds were reclassified as current as of December 31, 2002, as a result of noncompliance with debt covenants related to the filing of annual and quarterly reports under the Securities Exchange Act of 1934. For a further discussion, see Note 3 to the financial statements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

  regulation and the status of retail electricity service in Pennsylvania;

  regulatory action of the Pennsylvania PUC with respect to ITC;

  sufficiency and recoverability of ITC revenues;

  demand for energy;

  results of operations;

  regulatory matters;

  internal controls and procedures and outstanding financial reporting obligations; and

  accounting issues.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations.

Factors that could cause actual results to differ materially include, among others, the following:

  loss of revenue due to changes in usage, delinquencies, write-offs, or regulatory action of the Pennsylvania PUC;

  changes in laws and regulations in Pennsylvania;

  inaccuracies of projections;

  delays in payment by customers;

  changes in rate schedules or payment terms related to the collection of ITC revenues in Pennsylvania by West Penn;

  changes in billing policies and practices by West Penn;

  general economic and business conditions;

  the continuing effects of global instability, terrorism, and war;

  changes in the weather and other natural phenomena; and

  the effect of accounting policies issued periodically by accounting standard-setting bodies.

OVERVIEW

As discussed under ITEM 1. BUSINESS - General, the Company is a Delaware limited liability company. Its sole member is West Penn Funding Corporation, which is a wholly-owned subsidiary of West Penn. As discussed above and in Note 3 to the Financial Statements, in November 1999, the Company issued the Bonds and transferred the proceeds in exchange for all rights, title, and interest in the ITP from West Penn Funding Corporation. As the Company was formed for limited purposes, the factors affecting the statement of operations are limited primarily to revenue from collections of ITC by the Servicer, interest income earned on the Capital Subaccount maintained by the Trustee and on temporary investments, interest expense on the Bonds, amortization of the ITP, servicing fees, and other administrative expenses.

In 2002, Allegheny Energy, Inc. (Allegheny) and its subsidiaries, including the Company, identified various errors relating to their financial statements for years prior to 2002 as a result of a comprehensive financial review discussed in Note 2 to the Financial Statements. Allegheny's management concluded that these errors were not material, either individually or in the aggregate, to the Company's current year or any prior years' financial statements. Accordingly, corrections to these errors are reflected in the financial statements for the year ended December 31, 2002.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires disclosures by a guarantor concerning its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not anticipate that FIN 45 will have a material effect on its statement of operations and financial position. Various other new accounting pronouncements that were effective in 2002 do not have a material effect on the Company's results of operations, cash flows, and financial position. Also, the Company expects that various other new accounting pronouncements, effective in 2003, will not have a significant impact on its financial statements.

REVIEW OF OPERATIONS

Critical Accounting Policies and Estimates

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. Significant changes in the estimates could have a material effect on the Company's results of operations, cash flows, and financial position.

Regulatory Assets and Liabilities: The Company, through West Penn, is regulated by various federal and state regulatory agencies. As a result, the Company qualifies for the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP and the economic effect of decisions by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred, as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Earnings Summary

Net income (loss) was $(151,000) in 2002, $31,000 in 2001, and $116,000 in 2000. The loss for 2002 included the correction of certain accounting errors related to financial statements prior to 2002 as discussed in Note 2 to the financial statements. The adjustments to correct these errors increased the net loss in 2002 by $164,000.

Operating Revenues

ITC billings resulted in operating revenue of $105.6 million, $98.6 million and $96.0 million for 2002, 2001 and 2000, respectively. Revenue increased by $7.0 million in 2002 and $2.6 million in 2001, partially due to the ITC rate increases that went into effect on January 1 of each year. West Penn, as Servicer, is required by the Servicing Agreement to file adjustment requests based on actual ITC collections and assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses related to the ITP and the Bonds. The increases were a direct result of the approval of West Penn's requests for a rate increase. There are no known trends or uncertainties that have had or might have a material favorable or unfavorable effect on revenues.

Operating Expenses

Operation Expense: Operation expense includes servicing fees and other administration expenses paid to the Bond Trustee as outlined in the Indenture. Operating expenses were relatively flat for 2002 and 2001. In 2002, the Company recorded $1.3 million in operating expense, compared to $1.4 million in 2001 and 2000. As outlined in the Indenture, the Company made annual payments of $1.25 million in 2002, 2001 and 2000 to West Penn to administer the Bonds.

Amortization of Intangible Transition Property: The ITP is being amortized over the life of the Bonds, based on ITC revenues, plus interest income less accrued interest, on the Bonds, servicing fees, and other administrative expenses. The amortization of ITP increased by $11.7 million and $5.9 million in 2002 and 2001, respectively, mainly due to higher revenues and lower interest on the Transition Bonds.

Other Income

Other income and expense decreased $.1 million and $.2 million in 2002 and 2001, respectively. Other income and expense consists of interest income earned on the investments in the General and Capital Subaccounts.

The Servicer deposits collections of the ITC into a General Subaccount maintained by the Trustee under the Indenture. In 1999, the Company also deposited an amount equal to 0.5 percent of the initial principal amount of the Bonds, or $3.0 million into the Capital Subaccount with the Bond Trustee. As of December 31, 2002, the Capital Subaccount's balance is $2.4 million. The Capital Subaccount is classified as "restricted funds" on the balance sheet. See Note 3 to the Financial Statements for additional information regarding the various subaccounts.

Interest earned on the General and Capital Subaccounts was $.2 million, $.3 million, and $.5 million, for 2002, 2001, and 2000, respectively. During 2000, the Trustee withdrew amounts from the Capital Subaccount to cover the shortage in the General and Reserve Subaccounts, in order to make the scheduled payments in the first and second quarters of 2000. Replenishments to the Capital Subaccount were initiated late in 2001, resulting in reduced interest income earnings for the Capital Subaccount in 2001 and 2002.

The General Subaccount, while recognizing an increase in the ITC collections deposited into the account in 2002 in comparison to prior years, recognized less investment earnings over the prior years due to a decline in interest rates.

Interest Charges

Interest charges on the Transition Bonds include interest accrued on the outstanding Bond balance for the period and amortization of the debt issuance expenses and discount.

The Company recorded a decrease in interest expense on the Transition Bonds of $4.4 million and $3.4 million in 2002 and 2001, respectively. Interest expense has decreased based on the declining Bond balance.

Amortization of the debt issuance expense and discounts remained relatively flat over the three-year period ending December 31, 2002.

Federal Income Taxes

Federal income taxes decreased for 2002 and 2001 due to the decrease in income before taxes. See Note 5 to the financial statements for further analysis of income taxes.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, and retirement of debt, the Company has used net cash flows from operations, restricted funds, and contributions from its member.

The Company's debt agreement requires it to file copies of its annual and quarterly reports as filed with the Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indentures a certificate indicating that the Company has complied with all conditions and covenants under the agreements. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related debt agreements for the Company's financial reporting purposes in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor." Accordingly, the total debt related to the Transition Bonds reclassified as current in the accompanying consolidated balance sheet was $346.7 million as of December 31, 2002. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Bonds.

The Company has prepared its financial statements assuming that it will continue as a going concern. However, noncompliance with its reporting obligations under its debt covenants and the resulting classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion that indicates there is substantial doubt about the Company's ability to continue as a going concern (a "Going Concern" opinion). The financial statements do not include any adjustments that might result from resolution of this uncertainty. Allegheny received a similar modified opinion from its independent auditors with respect to its 2002 consolidated financial statements.

During 2002 and 2003, credit rating agencies lowered the credit ratings of Allegheny and certain of its subsidiaries, including West Penn. As a result, West Penn currently does not have a credit rating for short-term debt. Since West Penn does not have a credit rating for short-term debt of A-1 or better by Standard & Poor's, P-1 or better by Moody's, and F-1 or better by Fitch, West Penn is required to remit ITC collections to the Bond Trustee not later than the second business day after ITC collections are received. Accordingly, daily remittances to the Bond Trustee began on October 16, 2002.

On a short-term basis, the Company's ability to cover operating expenses and issue debt payments within the stated due date is solely reliant on the collection of ITC. Revenues from ITC collections on a long-term basis are dependent on the approval of annual rate adjustments by the Pennsylvania PUC, through the annual reconciliation process.

Cash Flow

Cash flow from operations was $72.6 million, $61.7 million, and $41.5 million in 2002, 2001, and 2000, respectively. Cash flows from operations increased $10.8 million in 2002, compared with an increase of $20.3 million in 2001. The increase in 2002 was mainly due to an increase in ITC revenues collected by West Penn, as Servicer, and a decrease in cash paid for interest on the Bonds. The increase in 2001 was mainly due to increased ITC revenues, lower interest payments, and decreased accounts receivable.

Cash flows used in financing activities increased $9.3 million in 2002, compared with an increase of $19.6 million in 2001. The increase in both years was a direct result of the increased ITC billings and collections which resulted in increased bond principal payments.

West Penn, as Servicer, remitted to the Trustee a total of $105.6 million of ITC collections during 2002. During 2001, West Penn remitted to the Trustee a total of $98.8 million of ITC collections.
On the scheduled payment dates in March, June, September, and December 2002, the Trustee made quarterly payments of Bond principal, interest, and related administrative expenses. Payments and ITC collections were sufficient to pay interest of $31.8 million and principal payments in the amount of $70.3 million for the twelve-month period ended December 31, 2002. For the first quarter ended March 31, 2002, principal payments were scheduled at $17.5 million and payments were issued in full. During the second quarter ended June 30, 2002, principal payments were scheduled at $18.4 million, with principal payments issued at $18.3 million, creating a year to date shortfall of $.1 million. During the third quarter ended September 30, 2002, principal payments were scheduled at $17.0 million, with principal payments issued at $17.1 million, which offset the shortfall created in the prior quarter. During the fourth quarter ended December 31, 2002, principal payments were scheduled and issued at $17.4 million. The shortfall at June 30, 2002, did not constitute an event of default under the Indenture.

In accordance with the Qualified Rate Order for prior years, in order to reconcile undercollections and to recover expected interest and principal payments, fees, or expenses expected in 2003, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on December 10, 2002. On December 19, 2002, the Pennsylvania PUC approved West Penn's request and allowed West Penn to recover the required ITC amounts in rates effective January 1, 2003. West Penn has made its initial filing in connection with its 2003 adjustment request for rates to become effective January 1, 2004.

Financing

Transition Bonds: The Company's obligations for future cash payments are limited to the principal, interest, and administrative fees related to the outstanding Transition Bonds. The balance at December 31, 2002, of Transition Bond obligations was $422.7 million (with $76.0 million representing the amount of principal contractually due within one year). The following table provides a summary of payments due by period for these obligations:

Payments Due by Period
(In millions)	Due by December 31, 2003	Due from January 1, 2004, to December 31, 2005	Due from January 1, 2006, to December 31, 2007	Due on or after January 1, 2008	Total
Class A-2 bonds	$68.7	$ --	$ --	$ --	$ 68.7
Class A-3 bonds	7.3	146.7	44.0	--	198.0
Class A-4 bonds	--	--	111.7	$44.3	156.0
Total	$76.0	$146.7	$155.7	$44.3	$422.7

Amounts related to Transition Bonds in this table represent contractual cash payments required without taking into account their classification as current, as a result of a default in the underlying Transition Bond Indenture, on the balance sheet.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The bondholders' exposure to market risk is de minimus.

The bondholders' exposure to regulatory risks could be affected by inaccurate estimates of future revenue requirements necessary to meet debt obligations as filed in the annual adjustment requests or unforeseen changes in the Pennsylvania Competition Act or West Penn's Qualified Rate Order.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WEST PENN FUNDING LLC
Statements of Operations
	Year Ended December 31
(In thousands)	2002	2001	2000

Operating revenue	$105,635	$98,584	$96,024

Operating expenses:
Operation expense	1,345	1,352	1,361
Amortization of intangible transition property	71,905	60,213	54,298
Total operating expense	73,250	61,565	55,659
Operating income	32,385	37,019	40,365

Other income	152	295	489

Interest charges:
Interest on Transition Bonds	31,751	36,138	39,545
Amortization of debt discount and issuance costs	1,017	1,130	1,133
Total interest charges	32,768	37,268	40,678

(Loss) income before income taxes	(231)	46	176

Federal income tax (benefit) expense	(80)	15	60

Net (loss) income	$ (151)	$ 31	$ 116

Statements of Member's Equity

Balance at January 1	$ 4,818	$ 4,769	$ 3,031

Add:
Investment from Member	11	18	1,622
Net (loss) income	(151)	31	116

Balance at December 31	$ 4,678	$ 4,818	$ 4,769

See accompanying Notes to Financial Statements.
WEST PENN FUNDING LLC
Statements of Cash Flows

	Year Ended December 31
(In thousands)	2002	2001	2000
Cash flows from (used in) operations:
Net income (loss)	$ (151)	$ 31	$ 116
Amortization of intangible transition property	71,905	60,213	54,298
Amortization of debt discount and issuance costs	1,017	1,130	1,133
Changes in certain current assets
and liabilities:
Accounts receivable from West Penn	(40)	201	(7,520)
Interest and taxes accrued	(156)	174	(4,482)
Accounts payable to West Penn	--	10	(633)
Other	(11)	(10)	(1,461)
Net cash flows from operations	72,564	61,749	41,451

Cash flows from (used in) financing:
Retirement of Transition Bonds	(70,295)	(60,185)	(46,833)
Change in restricted funds	(743)	(1,608)	3,006
Equity contribution from member	11	18	1,622
Net cash (used in) financing	(71,027)	(61,775)	(42,205)

Net change in cash and temporary cash investments	1,537	(26)	(754)
Cash and temporary cash investments at January 1	223	249	1,003
Cash and temporary cash investments at December 31	$ 1,760	$ 223	$ 249

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 31,828	$ 35,978	$ 44,089
Income taxes	169	--	--

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC
Balance Sheets
	As of December 31
(In thousands)	2002	2001
ASSETS
Current assets:
Cash and temporary cash investments	$ 1,760	$ 223
Accounts receivable from West Penn	14,833	14,793
Restricted funds	2,351	1,608
Intangible transition property	71,675	69,667
	90,619	86,291

Noncurrent assets:
Intangible transition property	334,525	408,439
Unamortized debt issuance expense	2,676	3,661
	337,201	412,100

Total assets	$427,820	$498,391

LIABILITIES AND MEMBER'S EQUITY:

Current liabilities:
Long-term debt due within one year	$ 75,996	$ 70,295
Transition Bonds, reclassified to current	346,654	--
Accounts payable to West Penn	10	10
Affiliated federal income taxes payable	--	80
Interest accrued	482	560
	423,142	70,945

Long-term debt, net of discount, and amount reclassified to current	--	422,628

Member's equity	4,678	4,818

Total liabilities and member's equity	$427,820	$498,391

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

These notes are an integral part of the financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

West Penn Funding LLC (the Company), a limited liability company established under the laws of the State of Delaware, was formed in May 1999. West Penn Funding Corporation is the sole member of the Company. West Penn Funding Corporation is a wholly-owned subsidiary of West Penn Power Company (West Penn), an operating electric utility. West Penn is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny), a public utility holding company.

The Company was organized for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (Bonds), pledging its interest in ITP and other collateral to the bond trustee, and performing activities that are necessary, suitable, or convenient to accomplish these purposes. ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (Pennsylvania PUC Order) issued on November 19, 1998, and supplemented by order dated August 12, 1999, by the Pennsylvania Public Utility Commission (Pennsylvania PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act (Competition Act), enacted in December 1996. In November 1999, West Penn transferred the ITP to West Penn Funding Corporation, which then sold the ITP to the Company.

The Company issued $600 million of Bonds in four different classes on November 16, 1999. See Note 3 for additional information. The proceeds were used to fund the purchase of ITP. The ITP and restricted funds were used to collateralize the Bonds. Under applicable law, the Bonds are recourse to the Company and are collateralized on a pro rata basis by the ITP and the equity and other assets of the Company. The source of repayment of the Bonds is the ITC revenues authorized pursuant to the Pennsylvania PUC Order, under which charges are collected from West Penn customers by West Penn, as Servicer.

ITC collections are deposited by West Penn with the Company and are used to pay the expenses of the Company, to pay debt service on the Bonds, and to fund credit enhancement for the Bonds.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America (GAAP) requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. On a continuous basis, the Company evaluates its estimates, including those related to the provisions for amortization, income taxes, and contingencies related to litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results.

Revenue

The Company records intangible transition revenues in the period ITC is billed to customers by West Penn.

Amortization of Intangible Transition Property

The ITP is being amortized over the life of the Bonds, based on ITC revenues, plus interest income less accrued interest on the Bonds, servicing fees, and other administrative expenses.

Amortization of Debt Issuance Costs and Discount on Debt

The costs associated with the issuance of the Bonds are amortized over the life of the Bonds utilizing the straight-line method which does not differ materially from the effective interest method.

Cash and Temporary Cash Investments

For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Restricted Funds

Under the Indenture, the Company deposited an amount equal to 0.5 percent of the initial principal amount of the Bonds into the "Capital Subaccount" with Deutsche Bank Trust Company (formerly Bankers Trust Company), a New York banking corporation (the Bond Trustee). West Penn Funding Corporation contributed this amount to the Company. This account is the last account drawn in the event that the "General Subaccount" collections are insufficient to make required payments. If the "Capital Subaccount" is used, it will be replenished from the ITC remittances to its original level through a periodic reconciliation process. Accordingly, the "Capital Subaccount" is classified as Restricted Funds on the balance sheet. See Note 3 to the Financial Statements for additional information.

After the Bonds are paid in full, any remaining amounts that collateralize the Bonds will be released to the Company. The restricted fund balance in the Capital Subaccount was $2.4 million and $1.6 million at December 31, 2002, and 2001, respectively.

Regulatory Assets and Liabilities

The Company, through West Penn, is regulated by various federal and state regulatory agencies. As a result, the Company qualifies for the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. These regulatory assets or liabilities reflect the economic effects of decisions by regulators. Regulatory assets generally represent incurred costs that have been deferred, as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Income Taxes

The Company joins with Allegheny and affiliates in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. For the Company, the difference between the effective tax rate and the statutory tax rate of 35 percent is not significant. See Note 5 for additional information regarding income taxes.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The

Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires disclosures by a guarantor concerning its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31. 2002. The Company does not anticipate that FIN 45 will have a material effect on its statement of operations and financial position.

Various other new accounting pronouncements that were effective in 2002 do not have a material effect on the Company's results of operations, cash flows, and financial position. Also, the Company expects that various other new accounting pronouncements, effective in 2003, will not have a significant impact on its financial statements.

NOTE 2: COMPREHENSIVE FINANCIAL REVIEW

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation, and in light of Allegheny's prior restatements of reports filed with the SEC, Allegheny and the Company initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with GAAP.

As a result of Allegheny's and the Company's comprehensive accounting review, the Company identified, prior to closing its books for 2002, various errors relating to the financial statements for 2001, 2000, and years prior to 2000, including certain accounting errors related to the Company's financial statements. Allegheny's management concluded that these errors for the Company were not material, either individually or in the aggregate, to the current year or any prior years' financial statements. Accordingly, prior year financial statements have not been restated. Rather, the first quarter of 2002 reflects adjustments, which decreased net income by approximately $245,000 before income taxes ($164,000 net of income taxes), predominantly related to errors in the calculation of the amortization of ITP in fiscal years 2001, 2000, and years prior to 2000. These errors have had no effect on the Company's ability to service its Transition Bonds or meet its other financial obligations.

Had the adjustments of the errors been recorded in the appropriate years, the following table demonstrates the effect on net income (loss):

(In thousands)	2002	2001	2000
Net income (loss)--as reported	$(151)	$31	$116
Net income (loss)--as if restated	13	(6)	(171)

While certain changes in policies and procedures have been instituted, additional changes are needed to improve the internal control structure of Allegheny and the Company.

NOTE 3: CAPITALIZATION

Transition Bonds

In November 1999, the Company issued $600 million of Series 1999-A Bonds. The Bonds consisted of four classes with various interest rates based on the scheduled maturity date for each class, ranging from Class A-1 at 6.32 percent to Class A-4 at 6.98 percent (refer to schedule below). The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds. In 2001, the Class A-1 bonds were retired.

Scheduled maturities and interest rates for the Bonds at December 31, 2002, are:

Class	Bond Rate	Principal Balance (In thousands)	Expected Final Payment Date	Final Maturity Date
A-2 A-3 A-4	6.630% 6.810% 6.980%	$ 68,688 198,000 156,000	December 26, 2003 September 25, 2006 June 25, 2008	December 26, 2005 September 25, 2008 December 26, 2008
Total Unamortized debt discount Current Maturities Transition Bonds, reclassified to current		422,688 (38) (75,996) $346,654

The Company is required to file copies of its annual and quarterly reports as filed with the Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company's financial reporting purposes in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor." Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $346.7 million. To date none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company's noncompliance with its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue the Going Concern opinion. The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

The source of repayment of the Transition Bonds is the ITC. West Penn is collecting this non-bypassable charge from its retail electricity customers. The Servicer deposits collections of the ITC into a "General Subaccount" maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds, and pay fees, costs, and charges specified in the Indenture. The Indenture also includes a "Reserve Subaccount" that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an "Overcollateralization Subaccount." The overcollateralization for these securities will be funded over the life of the series 1999-A Bonds and is expected to reach 0.5 percent of the initial principal balance of this series of Transition Bonds.

Additionally, an amount equal to 0.5 percent of the initial principal amount of the Bonds was deposited into the "Capital Subaccount" under the Indenture on the date of issuance. If amounts available in the "General Subaccount", "Reserve Subaccount", and the "Overcollateralization Subaccount" are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the "Capital Subaccount."

On payment in full of the Bonds, any remaining amounts that collateralize the Bonds will be released to the Company.

The expected final payment date for the Series 1999-A Bond is the date upon which the Company expects to make the final payment on such Bond. This expectation is based upon its estimate of collections of ITC. The actual dates on which principal is paid on each class of Transition Bonds are affected by the amount and timing of receipt of collections of ITC. If collections of ITC are received at a slower rate than expected, payments on the Transition Bonds may be made later than expected. Although the final payment may be made later than the expected final payment date, it must be made before the termination date. The Series 1999-A Bonds will not be in default unless they are not paid in full by their respective termination dates, as defined under the Indenture. In general, the termination dates are two years following the expected final payment date.

NOTE 4:  RESTRICTED PAYMENTS

The Company may not directly or indirectly pay any dividend or make any distribution (by reduction of capital or otherwise), whether in cash, property, securities, or a combination thereof, to any owner of a beneficial interest in the Company or otherwise with respect to any ownership or equity interest in, or ownership security of, the Company. The Company may not redeem, purchase, retire, or otherwise acquire for value any such ownership or equity interest or security and is also prohibited from setting aside or otherwise segregating any amounts for any such purpose.

NOTE 5:  INCOME TAXES

The total provision for income taxes is not materially different from the amount produced by applying the federal income statutory tax rate of 35 percent to financial accounting income for the years ended December 31, 2002, 2001 and 2000, respectively, as shown in the table below:

(In thousands)	2002	2001	2000

(Loss) Income before income taxes	$(231)	$46	$176
Income tax (benefit) expense calculated using the federal statutory rate of 35 percent	(81)	16	62
Other, net	1	(1)	(2)
Total income tax (benefit) expense	$ (80)	$15	$ 60

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:
	2002		2001

(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Transition Bonds	$422,688	$465,227	$492,983	$503,342

The carrying value of the Bonds, as stated above, does not reflect the netting of the unamortized discount of $38,000 and $60,000 for December 31, 2002 and December 31, 2001, respectively, as shown on the balance sheet. The fair value of the Bonds was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE 7: QUARTERLY FINANCIAL INFORMATION (Unaudited)
	2002 Quarters Ended				2001 Quarters Ended
(In thousands)	Dec	Sept	June Restated	March Restated	Dec	Sept	June	Mar
Operating revenue	$26,131	$27,594	$25,029	$26,881	$23,445	$24,605	$23,500	$27,034
Operating income	7,717	7,994	8,302	8,372	8,845	9,171	9,208	9,795
Net income (loss)	19	(2)	(2)	(166)	1	62	(46)	14

The quarterly amounts included in the table above reflect the adjustments identified in Allegheny's comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for the Company's first and second quarter 2002 operating revenues, operating income, and net (loss) income. The amounts shown as previously reported for operating income reflect reclassifications made in the Company's presentation of its statement of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications were made to provide consistent presentations among Allegheny's various SEC registrants. In aggregate, the reclassifications had no effect on previously reported net (loss) income.

(In thousands)	Second Quarter 2002	First Quarter 2002
Operating revenue as previously reported	$25,029	$26,881
Adjustments	--	--

As restated	$25,029	$26,881

Operating income as previously reported	$ 8,421	$8,766
Adjustments	(119)	(394)

As restated	$ 8,302	$8,372

Net (loss) income as previously reported	$ 77	$ 110
Adjustments	(79)	(276)*

As restated	$ (2)	$(166)
*Includes $(164,000) for the correction of accounting errors related to years prior to 2002 (see Note 2) and $(112,000) for the correction of accounting errors related to the first quarter of 2002.

Had the Company adjusted 2001 for the correction of the accounting errors discussed in Note 2 that were recorded in the first quarter of 2002, the 2001 quarterly net income would have been as follows:

	2001
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss) as reported	$ 1	$ 62	$(46)	$ 14
Adjustments	(2)	(63)	43	(15)

As if restated	$ (1)	$ (1)	$ (3)	$ (1)

NOTE 8:  RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $1.25 million for the periods ended December 31, 2002, 2001, and 2000. Servicing fees are included in operation expenses on the statement of operations.

The balance sheet includes a receivable from West Penn of $14.8 million at December 31, 2002, and 2001, for ITC collections.

The Company joins with Allegheny and its subsidiaries in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. The Company is a disregarded entity for income tax purposes. Income tax liabilities of the Company are combined with its parent. See Note 5 for additional information regarding income taxes.

REPORT OF MANAGEMENT

The management of West Penn Funding LLC (the Company), an indirect wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny), is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States of America based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Company is responsible for maintaining an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. As discussed in ITEM 14 - CONTROLS AND PROCEDURES, the Company's and Allegheny's management has concluded that the Company's internal controls contain material weaknesses and require improvement. Management and the Audit Committee of the Board of Directors are committed to devoting the additional resources necessary to ensure that the Company's reporting is accurate and complete until internal controls are improved and are adequate.

Allegheny's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, independent auditors, audits the financial statements and expresses its opinion on them. The independent auditors perform their audit in accordance with auditing standards generally accepted in the United States of America.

The Audit Committee of the Board of Directors of Allegheny and the Company, which consists of outside Directors, meets regularly with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee of Allegheny.

Regis F. Binder President and Chief Financial Officer West Penn Funding LLC	Jeffrey D. Serkes Vice President West Penn Funding LLC

October 27, 2003

Report of Independent Auditors

To West Penn Funding Corporation, the Sole Member
of West Penn Funding, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, member's equity, and cash flows present fairly, in all material respects, the financial position of West Penn Funding, LLC (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is not in compliance with reporting obligations contained in its Series 1999-A Bonds' covenants and, as a result, these Bonds were classified as current which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
September 23, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES None.
PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

As of September 30, 2003, the names, ages, and business experience during the past five years of directors of the registrant and term of office are set forth below.

Name	Term of Office	Title	Age as of 9/30/03
Terence A. Burke (a)	(f)	Director	47
Michael G. Morgan (b)	(f)	Director	36
Beth L. Peoples (c)	(f)	Director	43
Bruce M. Sedlock (d)	(f)	Director	46
Thomas C. Sheppard, Jr. (e)	(f)	Director	61

(a)    Mr. Burke was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Burke is also Deputy General Counsel of Allegheny Energy Service Corporation, an affiliate of the Company (AESC) (1999 - present). He was appointed Vice President of AESC in May 2002. Prior to joining AESC in 1999, Mr. Burke was Chief Counsel, Corporate Governance and Finance, at Niagara Mohawk Power Company (1996 - 1999).

(b)     Mr. Morgan, CPA, was elected as an Independent Director of West Penn Funding LLC, effective April 24, 2003. Mr. Morgan is a Vice President, Client Services for Entity Services Group, LLC, which provides corporate management services for special purpose entities (9/01 - present). Previously, Mr. Morgan was Manager, Falcidian, LLC (7/00 - 9/01), Program Control Manager, Computer Science Corporation (2/00 - 7/00), and Assistant Vice President, First USA Bank (10/95 - 2/00).

(c)     Ms. Peoples, CPA, was elected as an Independent Director of West Penn Funding LLC, effective April 24, 2003. Ms. Peoples is a Vice President of Client Development for Entity Services Group, LLC, which provides corporate management services for special purpose entities (11/95 - present).

(d)     Mr. Sedlock was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Sedlock is also Director, Taxes, AESC (1/99 - present). Prior to that position, Mr. Sedlock was a Team Leader for AESC (6/96 -1/99). Mr. Sedlock also serves as Director of Allegheny Energy Supply Capital Midwest, LLC (2/02 - present), Allegheny Energy Supply Capital, LLC (4/01 - present), West Penn Funding Corporation (10/99 - present), and West Penn Funding LLC - West (5/02 - present).

(e)     Mr. Sheppard was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Sheppard is also Assistant Secretary of Allegheny Energy, Inc., and its principal subsidiaries, (7/96 - present).

(f)     Once elected, Directors serve until they resign or are removed or become otherwise disqualified to serve, or until his or her successor is elected and qualified.

Executive Officers of the Registrant

The names of the executive officers of the Company, their ages as of September 30, 2003, the positions they hold or held during 2002 and 2003, and their business experience during the past five years appear below:

Executive Officers of the Registrant Position and Period of Service (a)
Name	Age	West Penn Funding LLC
Regis F. Binder (b)	51	President & Chief Financial Officer (6/03 - present)
Marleen L. Brooks (c)	52	Secretary (4/00 - 9/03)
Kristine W. Eppes (d)	41	Vice President & Assistant Secretary (11/99 - present)
Robert W. Grier (e)	45	Vice President & Assistant Treasurer (11/99 - present)
Michael P. Morrell (f)	54	President (5/99 - 6/03)
Jeffrey D. Serkes (g)	44	Vice President (7/03 - present)
Robert T. Vogler (h)	44	Acting Secretary (9/03 - present)
Bruce E. Walenczyk (i)	51	Vice President & Chief Financial Officer (8/02 - 6/03)
Keith L. Warchol (j)	45	Treasurer (11/99 - present)
Anthony Wilson (k)	43	Vice President (11/99 - present)

(a)     Once elected, Officers serve until they resign or are removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

(b)     Mr. Binder is President and Chief Financial Officer of West Penn Funding LLC. He is also Vice President and Treasurer of Allegheny Energy, Inc. (12/98 - present), Vice President (2/00 - present) and Treasurer (2/99 - present) of Allegheny Generating Company, and Treasurer of Monongahela Power Company, The Potomac Edison Company, West Penn Power Company (12/98 - present), and Allegheny Energy Supply Company, LLC (11/99 - present). Mr. Binder was Executive Director, Regulation and Rates for AESC (1997 - 1998). Mr. Binder has elected to participate in Allegheny's Early Retirement Option Program although no date has been set for his retirement. See ITEM 11. EXECUTIVE COMPENSATION - Early Retirement Option Program for additional information.

(c)     Prior to her appointment as Secretary, Ms. Brooks was Assistant Secretary for Allegheny Energy, Inc., Monongahela Power Company, The Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company (4/00 - 7/00); Senior Attorney for AESC (2/99 - 4/00); and Attorney for AESC and The Potomac Edison Company (7/81 - 2/99). Ms. Brooks retired, effective September 1, 2003.

(d)     Ms. Eppes is also Vice President and Assistant Secretary of West Penn Funding Corporation (11/99 - present). She has been in Administrative Management for Entity Services LLC (NV), which provides corporate management services for special purpose entities since October 1997.

(e)     Mr. Grier, MST, CPA, is also Director, Vice President and Assistant Treasurer of West Penn Funding Corporation (1999 - present) and Executive Vice President for Entity Services Group, LLC, which provides corporate management services for special purpose entities (1995 - to present).

(f)     Prior to his appointment as President of the Company, Mr. Morrell was Senior Vice President of Allegheny Energy, Inc. (5/96 - 9/03), President and Chief Operating Officer of Allegheny Energy Supply Company, LLC (2/01 - 9/03), Vice President of Monongahela Power Company (12/96 - 2/02), The Potomac Edison Company (12/96 - 2/02), and West Penn Power Company (12/96 - 2/02), Vice President of Allegheny Generating Company (8/96 - 2/01), and President of Allegheny Generating Company (2/01 - 9/03). Mr. Morrell retired, effective September 1, 2003.

(g)     Prior to his appointment as Vice President, Mr. Serkes was President of JDS Opportunities, LLC (5/02 - 6/03). Mr. Serkes is also Senior Vice President and Chief Financial Officer of Allegheny Energy, Inc. (7/03 - present) and Vice President and Director of Monongahela Power Company, The Potomac Edison Company, West Penn Power Company, Allegheny Generating Company, and Allegheny Energy Supply Company, LLC (7/03 - present). Previously, Mr. Serkes was employed with IBM as Vice President, Finance, Sales and Distribution (6/99 - 5/02) and Vice President and Treasurer (1/95 - 5/99).

(h)     Prior to his appointment as Acting Secretary, Mr. Vogler was an Assistant Secretary of AESC, Allegheny Energy Supply Company, LLC, Allegheny Energy Conemaugh Fuels, LLC, Allegheny Energy Supply Conemaugh, LLC, Allegheny Energy Supply Hunlock Creek, LLC, and Allegheny Energy, Inc. (4/03 - 9/03); Senior Attorney for AESC (9/98 - 4/03); and General Manager, Administration (4/96 - 9/98).

(i)     Prior to his appointment as Vice President and Chief Financial Officer, Mr. Walenczyk served as Senior Vice President and Chief Financial Officer of Allegheny Energy, Inc. (2001 - 2003). Prior to joining Allegheny Energy, Inc., Mr. Walenczyk was Vice President-Finance, Public Service Enterprise Group Energy Holdings, Inc. (1998 - 2001) and Managing Director, Investment Banking Division, PaineWebber, Inc. (1996 - 1998). Mr. Walenczyk retired, effective June 1, 2003.

(j)     Mr. Warchol is also an Assistant Treasurer of Allegheny Energy, Inc. (12/90 - present).

(k)     Mr. Wilson is also a Senior Attorney for AESC (11/99 - present). Prior to joining AESC, Mr. Wilson was an Attorney Advisor for the Division of Investment Management, Office of Public Utility Regulation with the United States Securities and Exchange Commission (1995 - 1999).

ITEM 11.     EXECUTIVE COMPENSATION

Certain of the plan and non-plan executive compensation described in this section relates to compensation plans and other compensation arrangements implemented by Allegheny for itself and its subsidiaries. It is included in this report to the extent that the Company's named executive officer, Michael P. Morrell, received compensation under such plans or arrangements in 2002, although none of the compensation is paid by, or is attributable to, the Company. As noted in ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, Mr. Morrell retired from the Company effective September 1, 2003.

During 2002, and for 2001 and 2000, the annual compensation paid directly or indirectly to the Principal Executive Officer of the Company is set forth below. None of the other executive officers of the Company were paid cash compensation on behalf of the Company that exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year	Salary ($)	Annual Incentive ($) (b)	No. of Options	Long-Term Performance Plan Payout ($) (c)	All Other Compensation ($) (d)
Michael P. Morrell President	2002	380,000	0	0	0	8,492
	2001	300,000	170,700	0	106,761	7,358
	2000	270,000	304,400	50,000	278,022	25,343

(a)  In 2002, Mr. Morrell also performed policy-making functions for other companies in the Allegheny Energy, Inc. family of companies. The compensation shown is for all services in all capacities to Allegheny Energy and its subsidiaries. None of the compensation is paid by, or is attributable to, the Company. All salaries, annual incentives and long-term payouts of Mr. Morrell are paid by Allegheny Energy Service Corporation. Mr. Morrell retired, effective September 1, 2003.

(b)  Incentive awards (primarily Annual Incentive Plan awards) are based upon performance in the year in which the figure appears, but are paid in the following year.

(c)  In 1998, the Board of Directors of Allegheny implemented a Long-Term Incentive Plan for senior officers of Allegheny and its subsidiaries (together with Allegheny, AE Companies), which was approved by the shareholders of Allegheny at the Annual Meeting in May 1998. A fifth cycle (the first three-year performance period of this new Plan) began on January 1, 1998, and ended on December 31, 2000. The figure shown for 2000 represents the dollar value paid in 2001 to Mr. Morrell in connection with his participation in Cycle V. A sixth cycle began on January 1, 1999, and ended on December 31, 2001. The figure shown for 2001 represents the dollar value paid in 2002 to Mr. Morrell in connection with his participation in Cycle VI. A seventh cycle began on January 1, 2000, and ended on December 31, 2002. There was no payment for Cycle VII, as reflected in the compensation table for 2002. An eighth cycle began on January 1, 2001 and will end on December 31, 2003. A ninth cycle began on January 1, 2002, and will end on December 31, 2004. After completion of each cycle, awards may be paid in the form of Allegheny's common stock if performance criteria have been met.

(d)  The figures in this column include, if applicable, the present value of the executive's cash value at retirement attributable to that year's premium payment for life insurance purchased under the Executive Life Insurance Plan. The figures in this column also include the premium paid for the basic group life insurance plan. In addition, amounts in this column include Allegheny's contribution for the ESOSP. For 2002, the figures shown include amounts representing (1) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Basic Group Life Insurance plan and the Executive Life Insurance Plan, equal to $3,392, and (2) ESOSP contributions of $5,100.

Executive Life Insurance Plan

Executive officers of Allegheny are covered under the Executive Life Insurance Plan (ELIP). In 1992, Allegheny purchased life insurance policies for participants to meet the obligations under the ELIP. The applicable premium for each covered participant is paid by Allegheny. The death benefit under the ELIP is equal to the insured's base salary, excluding bonuses, while the participant is actively employed by Allegheny. Upon retirement, the death benefit increases to two times base salary for 12 months, then decreases 20 percent per year until the earlier of the fifth anniversary of retirement or the insured's attainment of age 70, at which time the death benefit becomes equal to the insured's final base salary at the time of retirement.

Basic Group Life Insurance Plan

The AE Companies provide life insurance to all employees, subject to meeting eligibility requirements, including the named executive officers under a basic group life insurance plan that pays a death benefit equal to the insured's base salary, excluding bonuses, during employment and $25,000 during retirement.

ESOSP

The ESOSP was established as a non-contributory stock ownership plan for all eligible employees, effective January 1, 1976, and amended in 1984 to include a savings program. All of the AE Companies' employees, subject to meeting eligibility requirements, may elect to participate in the ESOSP. Under the ESOSP, each eligible employee can elect to have from two to 12 percent of his or her compensation contributed to the ESOSP on a pre-tax basis, and an additional one to six percent on a post-tax basis. Participants direct the investment of contributions to specified mutual funds. Fifty percent of pre-tax contributions, up to six percent of an employee's compensation, is matched by Allegheny with common stock of Allegheny. For 2002, the maximum amount of compensation to be factored into these calculations was $170,000. Pre-tax contributions may be withdrawn only if financial hardship requirements are met or employment is terminated. At present, employees may not purchase AE common stock under the ESOSP.

Retirement Plan

The AE Companies maintain a retirement plan covering substantially all employees (Retirement Plan). The Retirement Plan is a noncontributory, trusteed pension plan designed to meet the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the Code). Each covered employee is eligible for retirement at normal retirement date (age 65), with early retirement permitted.

The AE Companies also maintain a SERP for executive officers and other senior managers. Messrs. Morrell and Binder are participants in the SERP. An officer will be eligible to receive benefits under the SERP only if he or she has been credited with at least 10 years of service with Allegheny and has reached his or her 55th birthday. Under the SERP, an eligible participant will receive a supplemental retirement benefit equal to his or her Average Compensation multiplied by the sum of (1) two percent for each year of service up to 25; (2) one percent for each year of service from 25 to 30; and (3) one-half percent for each year of service from 30 to 40, less benefits paid under the Retirement Plan and less two percent for each year that a participant retires prior to his or her 60th birthday. The Plan also provides for use of Average Compensation in excess of the Code maximums.

A participant's benefits are capped at 60 percent of Average Compensation (including for this purpose Retirement benefits paid under the Retirement Plan and benefits payable from other employers), less two percent for each year the participant retires prior to reaching age 60.

The SERP defines Average Compensation as 12 times the average monthly earnings, including overtime and other salary payments actually earned, whether or not payment is deferred, for the 36 consecutive calendar months constituting the period of highest average monthly salary, together with 100 percent of the actual award paid under the Annual Incentive Plan.

A participant may elect to receive the plan benefit in such form as those available under the Retirement Plan. To provide funds to pay these benefits, beginning January 1, 1993, AE Companies purchased insurance on the lives of some of the participants in the SERP, including Messrs. Morrell and Binder. If the assumptions made as to mortality experience, policy dividends, and other factors are realized, AE Companies will recover all premium payments, plus a factor for the use of Allegheny's money at the earlier of (1) the death of the insured, or (2) upon the later of 10 years from the policy inception or the insured's retirement. Upon maturity of the insurance contracts, the covered participants are given the choice of receiving (1) an annuity payment, or (2) the lump sum cash equivalent of the value of their monthly benefit payment under the SERP. The portion of the premiums required to be deemed compensation by the SEC for this insurance is included in the All Other Compensation column of the Executive Compensation chart.

The following table shows estimated maximum annual benefits payable to participants in the SERP following retirement (assuming payments on a normal life annuity basis and not including any survivor benefit) to an employee in specified remuneration and years of credited service classifications. These amounts are based on an estimated Average Compensation, retirement at age 65, and without consideration of any effect of various options which may be elected prior to retirement. The benefits under the SERP are not subject to any deduction for Social Security or any other offset amounts.

PENSION PLAN TABLE
	Years of Credited Service
Average	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
Compensation (a)
$200,000	$60,000	$80,000	$100,000	$110,000	115,000	$120,000
300,000	90,000	120,000	150,000	165,000	172,500	180,000
400,000	120,000	160,000	200,000	220,000	230,000	240,000
500,000	150,000	200,000	250,000	275,000	287,500	300,000
600,000	180,000	240,000	300,000	330,000	345,000	360,000
700,000	210,000	280,000	350,000	385,000	402,500	420,000
800,000	240,000	320,000	400,000	440,000	460,000	480,000
900,000	270,000	360,000	450,000	495,000	517,000	540,000
1,000,000	300,000	400,000	500,000	550,000	575,000	600,000
1,100,000	330,000	440,000	550,000	605,000	632,500	660,000
1,200,000	360,000	480,000	600,000	660,000	690,000	720,000
1,300,000	390,000	520,000	650,000	715,000	747,000	780,000

(a) The earnings of Mr. Morrell covered by the plan correspond substantially to such amounts shown in the summary compensation table. As of December 31, 2002, he had been credited with 6 years of service under the Retirement Plan. Under agreements with Mr. Morrell, he has been credited with 11 years of service in addition to his years of actual service. Under the Retirement Plan and the SERP, based on the survivor option selected prior to retirement by the executive, monthly benefits of $13,454 will be paid to Mr. Morrell.

Early Retirement Option Program

During August of 2002, and subsequently in March and April of 2003, AE Companies offered a voluntary Early Retirement Option Program (ERO) to Mr. Morrell and other executive officers who are age 50 or older as of October 1, 2003. The ERO provides AE Companies with the right to designate a retirement date for each electing employee. The retirement date may not be prior to June 1, 2003, or after January 1, 2005. Employees who have elected to participate in the ERO may rescind their elections at any time prior to the designated retirement effective date.

The provisions of the ERO are as follows:

     1.  The 10-year service requirement to receive a benefit under the SERP has been waived.

     2.  Based on their age at retirement, officers receive from a minimum of three additional years of service up to a maximum of five additional years under the SERP.

     3.  The early retirement reduction factors under the SERP have been removed.

As of the date of this report, Michael P. Morrell has retired following his election to participate in the ERO.

In addition, Regis F. Binder elected the ERO. No date has been designated for his retirement. As part of the provisions of the ERO, although the Company is bound to allow an executive to retire pursuant to the ERO up until the date designated for his or her retirement, the executive may elect not to retire.

Long-Term Incentive Plan

The Board of Directors and shareholders of Allegheny approved the 1998 Long-Term Incentive Plan (LTIP) to assist Allegheny in attracting and retaining key employees and directors and motivating performance. The LTIP is administered by the Management Compensation and Development Committee (the Committee), which may delegate to an executive officer the power to determine the employees (other than himself or herself) eligible to receive awards. The Committee may from time to time designate key employees and directors to participate in the LTIP for a particular year. The number of shares of Allegheny common stock initially authorized for issuance under the LTIP is 10 million, subject to adjustments for recapitalizations or other changes to Allegheny's common shares. No participant in the LTIP may be granted more than 600,000 shares (or rights or options in respect of more than 600,000 shares) in any calendar year. For purposes of this limit, shares subject to an award that is to be earned over a period of more than one calendar year will be allocated to the first calendar year in which such shares may be earned.

Stock Option Awards

The LTIP permits awards of options to purchase Allegheny common stock on terms and conditions as determined by the Committee. Stock options are issued at strike prices equal to the fair market value (as defined in the LTIP) of Allegheny common stock as of the date of the option grant. The terms of option awards are set forth in option award agreements. The Committee may award non-qualified stock options or incentive stock options (each as defined in the LTIP). No participant in the LTIP may receive incentive stock option awards under the LTIP or any other AE Companies' compensation plan that would result in incentive stock options to purchase shares of Allegheny common stock with an aggregate fair market value of more than $100,000 first becoming exercisable by such participant in any one calendar year.

Options awarded under the LTIP will terminate upon the first to occur of (i) the option's expiration under the terms of the related option award agreement; (ii) termination of the award following termination of the participant's employment under the rules described in the next paragraph; and (iii) 10 years after the date of the option grant. The Committee may accelerate the exercise period of awarded options, and may extend the exercise period of options granted to employees who have been terminated.

In the event of the termination of employment of a participant in the LTIP, options not exercisable at the time of the termination will expire as of the date of the termination and exercisable options will expire 90 days from the date of termination. In the event of termination of a participant's employment due to retirement or disability, options not exercisable will expire as of the date of termination and exercisable options will expire one year after the date of termination. In the event of the death of a participant in the LTIP, all options not exercisable at the time of death will expire, and exercisable options will remain exercisable by the participant's beneficiary until the first to occur of one year from the time of death or, if applicable, one year from the date of the termination of such participant's employment due to retirement or disability.

The Committee may establish dividend equivalent accounts with respect to awarded options. A participant's dividend equivalent account will be credited with notional amounts equal to dividends that would be payable on the shares for which the participant's options are exercisable, assuming that such shares were issued to the participant. The participant or other holder of the option will be entitled to receive cash from the dividend equivalent account at such time or times and subject to such terms and conditions as the Committee determines and provides in the applicable option award agreement. If an option terminates or expires prior to exercise, the dividend equivalent account related to the option will be concurrently eliminated and no payment in respect of the account will be made.

The Committee may permit the exercise of options or the payment of applicable withholding taxes through tender of previously acquired shares of Allegheny common stock or through reduction in the number of shares issuable upon option exercise. The Committee may grant reload options to participants in the event that participants pay option exercise prices or withholding taxes by such methods.

In the event of a change of control of Allegheny (as defined in the LTIP), unless provided to the contrary in the applicable option award agreement, all options outstanding on the date of the change in control will become immediately and fully exercisable.

Restricted Share Awards

The Committee may grant shares of common stock on terms, conditions and restrictions as the Committee may determine. Restrictions, terms, and conditions may be based on performance standards, period of service, share ownership, or other criteria. Performance-based awards intended for federal income tax deductibility will be subject to performance targets with respect to operating income, return on investment, return on shareholders' equity, stock price appreciation, earnings before interest, taxes and depreciation/amortization, earnings per share, and/or growth in earnings per share. The terms of restricted share awards will be set forth in award agreements. No restricted share awards were made to Mr. Morrell in 2000, 2001, or 2002 or prior to his retirement in September 2003.

Performance Awards

The Committee may grant performance awards, which will consist of a right to receive a payment that is either measured by the fair market value of a specified number of shares of Allegheny common stock, increases in the fair market value of Allegheny common stock during an award period and/or consists of a fixed cash amount.

The Committee establishes performance targets in connection with performance awards. In the case of awards intended to be deductible for federal income tax purposes, performance targets will relate to operating income, return on investment, return on shareholders' equity, stock price appreciation, earnings before interest, taxes and depreciation/amortization, earnings per share, and/or growth in earnings per share. No performance awards were made to Mr. Morrell in 2002 or prior to his retirement in September 2003.

Termination of Certain Provisions

The LTIP contains provisions intended to ensure that certain restricted share awards and performance awards to "covered employees" under Section 162(m) of the Internal Revenue Code are exempt from the $1 million deduction limit contained in that Section of the Code. Those exemptive provisions, by their terms and under the applicable IRS regulations, expired as of May 14, 2003. Any pending, but unvested, awards issued under such provisions are unaffected by the provisions' expiration, but any future restricted stock or performance awards to covered employees will not be eligible for the exemption from the Section 162(m) limit unless the provisions are reapproved by the shareholders. Allegheny may seek stockholder reauthorization of the LTIP with respect to such provisions, but has no present intention to do so. Allegheny may choose alternative methods to compensate covered employees who would have received compensation under the terminated provisions of the LTIP had such provisions not terminated.

ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN SHARES AWARDED IN 2002 (CYCLE IX)
			Estimated Future Payment
Name	Number of Shares	Performance Period Until Payout	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Michael P. Morrell* President	7,593	2002 - 2004	4,556	7,593	15,185

_______________
*Mr. Morrell retired in 2003. Under the LTIP, the Management Compensation and Development Committee (the Committee) of Allegheny's Board of Directors may authorize payment of prorated or full awards to retired LTIP participants. As of the date of this report, the Committee has not taken action in this regard.

Mr. Morrell was awarded the above number of performance shares for Cycle IX under the LTIP. Such number of shares is only a target. Mr. Morrell's 2002-2004 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of Allegheny common stock, based on the price of such stock on December 31, 2001. The plan provides that at the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of Allegheny common stock on December 31, 2004, and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies, or otherwise leaves the employment of AE Companies prior to the end of the three-year period, the executive may nevertheless receive an award based on the number of months worked during the period. The final value of an executive's account, if any, will be paid to the executive in early 2005.

The actual payout of an executive's award may range from zero to 200 percent of the target amount before dividend reinvestment. The payout is based upon stockholder performance versus the peer group. The stockholder rating is then compared to a pre-established percentile-ranking chart to determine the payout percentage of target. A ranking below 30 percent results in a zero-percent payout. The minimum payout begins at the 30-percent ranking, which results in a payout of 60 percent of target, ranging up to a payout of 200 percent of target if there is a 90-percent or higher ranking.

OPTION EXERCISE CHART
Name	Shares Acquired on Exercise	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options As of 12/31/2002		Value of Unexercised In-The-Money Options As of 12/31/2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael P. Morrell	16,000(2)	$105,455.79	50,000	50,000	0	0
_______________ (1) Value after taxes, costs, and fees. (2) The options in respect of the referenced shares were exercised on April 5, 2002.

Annual Incentive Plan

The AE Companies have established an Annual Incentive Plan (the Short-Term Incentive Plan) for the purpose of attracting and retaining quality managerial talent and to reward attainment of performance goals. Under the Short-Term Incentive Plan, the Management Compensation and Development Committee of Allegheny's Board of Directors determines award levels, subject to full Board approval, based upon the recommendation of the Chief Executive Officer. Awards may be granted to executives whose responsibilities can affect the performance of their business units and through unit performance, the performance of Allegheny. Allegheny has registered 1,000,000 shares of its common stock for distribution under the Short-Term Incentive Plan, and 982,197 of such shares remain available for issuance under the plan. No Short-Term Incentive Plan awards were made to Mr. Morrell in 2002 or prior to his retirement in September 2003.

Employment Contract; Change In Control Contract

Prior to his retirement, Mr. Morrell was party to an employment contract providing for specified levels of severance protection based on the reason for termination, and a change in control contract setting forth the severance benefits to be provided to him in the event of his termination subsequent to a Change in Control of Allegheny (as defined in the contract) and his obligation to continue his employment after the occurrence of certain circumstances that could lead to a Change in Control. As described below, Mr. Morrell's election to retire pursuant to the ERO in September 2003 has effected the termination of his employment agreement and change in control contract with Allegheny.

Retirement Agreement

Mr. Morrell elected to retire under the ERO, effective September 1, 2003. Under the terms of the ERO, Mr. Morrell was credited with three additional years of service under the SERP. Mr. Morrell also entered into an agreement with AESC under which AESC agreed to waive the requirement that Mr. Morrell serve 10 years with Allegheny in order to be credited with eight additional years of service for purposes of the SERP. Mr. Morrell's retirement under the agreement effected the termination of his employment agreement and change in control with Allegheny. The agreement also subjects Mr. Morrell to certain confidentiality, non-competition and non-solicitation covenants. Mr. Morrell has agreed to cooperate with Allegheny with respect to ongoing or future litigation and proceedings.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee of the Board. There were no officers or employees of the Company who, during the last completed fiscal year, participated in deliberations of the Board concerning executive officer compensation since none of the compensation for officers of the Company is paid by or attributable to the Company. There were no interlocking directorships in 2002.

Compensation of Directors

The Company has a contract with its two independent directors (Beth L. Peoples and Michael G. Morgan), whereby the Company retains the directors to perform the duties of independent director in consideration of $1,250 per year. The base fee will be increased in the event of an increase in the cost of living. None of the other directors receive compensation for their services as a director for the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

West Penn Funding Corporation is a 100 percent holder of the membership interests in the Company. There are no equity compensation plans.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Penn, as Servicer, currently provides various services to the Company, including financial, collection, servicing, and other administrative support.

The Company has no employees. Certain services to the Company are provided by West Penn Funding Corporation. The cost of services provided by West Penn Funding Corporation have been directly charged to the Company at cost or allocated to the Company using methods the Company believes are reasonable.

ITEM 14.     CONTROLS AND PROCEDURES

After Allegheny filed its quarterly reports on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation and in light of Allegheny's prior restatements of reports filed with the SEC, Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements at the Company, are fairly presented in accordance with generally accepted accounting principles. As a result, Allegheny and the Company identified numerous accounting errors, including certain accounting errors related to financial statements of the Company. For the Company, the errors predominantly related to the incorrect calculation of the amortization of ITP for fiscal years 2001, 2000, and years prior to 2000. The aggregate amount of the errors for the Company increased the 2002 net loss by $245,000 before income taxes ($164,000 after income taxes).

These accounting errors resulted principally from internal control deficiencies, which were identified by Allegheny and the Company during the course of the comprehensive financial review. See ITEM 14 -- Controls and Procedures in the Annual Report on Form 10-K for Allegheny for additional information.

Due to the ongoing comprehensive financial review and accounting errors identified by Allegheny, the Company delayed the filing of its annual report, and has not filed its quarterly reports on Form 10-Q for the periods ended September 30, 2002, March 31, 2003, and June 30, 2003.

Based on the results of its comprehensive financial review, management was able to determine that the Company's financial statements for periods prior to 2002 do not require restatement as discussed in Note 2 to the financial statements. Allegheny, for itself and its subsidiaries, has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-K. Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures.

To address the weaknesses identified in Allegheny's and the Company's internal controls and disclosure practices, Allegheny and the Company substantially augmented and revised its procedures in connection with the preparation of this report. These augmented procedures involved the creation of a formal drafting group to comprehensively review, revise, and update disclosure over an iterative process. This exercise also involved a heightened degree of direct involvement by senior officers, including the Principal Executive Officer of the Company. The principal elements of these augmented procedures have formed the basis for the Company's written disclosure controls and procedures applicable to future periodic reports and certain public communications.

Allegheny and the Company have created a Disclosure Committee, which is chaired by Allegheny's General Counsel and is currently comprised of executives, including Allegheny's Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny's segments. The Disclosure Committee's principal functions are to establish, maintain, monitor and evaluate Allegheny's and its subsidiaries' written disclosure controls and procedures and to supervise and coordinate the preparation of their periodic reports and certain other public communications.

Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures. These newly adopted disclosure controls and procedures will be applicable to Allegheny's and the Company's future periodic reports and certain public communications.

The Disclosure Committee, with the participation of our management, including the Company's Principal Executive and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny and the Company in connection with the preparation of this report and found them to be satisfactory. However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny and the Company intend to devote additional resources to ensure that its public disclosures are accurate.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1.  Financial Statements (included in response to Item 8).

Report of Independent Auditors.
Statements of Operations for each of the years ended December 31, 2002, 2001, and 2000.
Statements of Member's Equity for each of the years ended December 31, 2002, 2001, and 2000.
Statements of Cash Flows for each of the years ended December 31, 2002, 2001, and 2000.
Balance Sheets at December 31, 2002, and 2001.

2.  Financial Statement Schedules.

None.

3.  Exhibits.

See Exhibit Index, which appears following the Signature page to this report.

(b)   Reports on Form 8-K in the fourth quarter:

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No Annual Report or proxy material have been sent to security holders for West Penn Funding LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2003	WEST PENN FUNDING LLC (Registrant) By /s/ Regis F. Binder Regis F. Binder President, Principal Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.
Signature	Title	Date
(i) Principal Executive Officer and Principal Financial Officer By: /s/ Regis F. Binder Regis F. Binder	President and Chief Financial Officer	10/27/03

(ii) Principal Accounting Officer By: /s/ Keith L. Warchol Keith L. Warchol	Treasurer	10/27/03

(iii) Directors
By: /s/ Terence A. Burke Terence A. Burke	By: /s/ Bruce M. Sedlock Bruce M. Sedlock	10/27/03
By: /s/ Michael G. Morgan Michael G. Morgan	By: /s/ Thomas C. Sheppard, Jr. Thomas C. Sheppard, Jr.	10/27/03
By: /s/ Beth L. Peoples Beth L. Peoples		10/27/03

INDEX TO EXHIBITS
	Document	Incorporation by Reference
3.1	Certificate of Formation	Registration Statement No. 333-79619, exh. 4.2
3.2	Limited Liability Company Agreement	Registration Statement No. 333-79619, exh. 4.1.1
3.3	Assignment of Limited Liability Company Interest and Amendment to Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.3
3.4	Amended and Restated Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.4
4.1	Indenture dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.1
4.2	Series Supplement dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.2
4.3	Form of Transition Bonds	Registration Statement No. 333-79619, exh. 4.4
10.2	Intangible Transition Property Sale Agreement dated November 16, 1999, between the Company and West Penn Funding Corporation	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.2
10.3	Intangible Transition Property Servicing Agreement dated November 16, 1999, between the Company and West Penn Power Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.3
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Quarterly Servicer's Certificates