Form 10-Q
period 2003-03-31
WEST PENN FUNDING LLC
filed 2003-12-19
CIK 1087288

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

Commission File Number: 333-79619

WEST PENN FUNDING LLC
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	25-1843349 (I.R.S. Employer Identification No.)
2325-B Suite 10 Renaissance Drive, Las Vegas, NV 89119 Telephone Number - (702) 895-6752

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ]Yes  [ X ]No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]Yes [ X ]No
West Penn Funding LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation.

WEST PENN FUNDING LLC Form 10-Q for Quarter Ended March 31, 2003 Contents
Page No.
PART I. FINANCIAL INFORMATION (UNAUDITED)	3
Item 1. Financial Statements (Unaudited):
Statements of Operations - Three Months Ended March 31, 2003 and 2002	3

Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	4

Balance Sheets - March 31, 2003 and December 31, 2002	5

Notes to Financial Statements	6-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	8-10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	10

Item 4. Controls and Procedures	10-11

PART II. OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Default Upon Senior Securities	11

Item 4. Submission of Matters to Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	12

Signature	13
2

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

West Penn Funding LLC Statements of Operations
	Unaudited Three Months Ended March 31

(In thousands)	2003	2002 (Restated)

Total operating revenues	$29,426	$26,881

Operating expenses:
Operation expense	341	335
Amortization of intangible transition property	21,686	18,174
Total operating expenses	22,027	18,509
Operating income	7,399	8,372

Other income	39	38

Interest on transition bonds	7,438	8,656

Loss before income taxes	--	(246)

Federal income tax benefit	--	(80)

Net loss
	$ --	$ (166)
See accompanying Notes to Financial Statements.
3

West Penn Funding LLC Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 (Restated)

Cash flows from operations:
Net loss	$ --	$ (166)
Amortization of intangible transition property	21,686	18,174
Amortization of debt discount and issuance costs	227	262
Changes in certain assets and liabilities:
Accounts receivable from parent	(1,171)	(1,306)
Interest and taxes accrued	(22)	(100)
Other	2	(10)
	20,722	16,854

Cash flows (used in) financing:
Equity contribution from member	10	--
Change in restricted funds	(467)	613
Retirement of transition bonds	(19,879)	(17,476)
	(20,336)	(16,863)

Net change in cash and temporary investments	386	(9)
Cash and temporary cash investments at January 1	1,760	223
Cash and temporary cash investments at March 31	$ 2,146	$ 214

See accompanying Notes to Financial Statements.
4

West Penn Funding LLC Balance Sheets

	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 2,146	$ 1,760
Accounts receivable from
West Penn Power Company	16,004	14,833
Restricted funds	2,818	2,351
Intangible transition property	75,812	71,675
	96,780	90,619

Noncurrent assets:
Intangible transition property	308,703	334,525
Unamortized debt issuance expense	2,449	2,676
	311,152	337,201

Total assets	$407,932	$427,820

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Long-term debt due within one year	$ 76,004	$ 75,996
Transition bonds, reclassified to current	326,770	346,654
Accounts payable to West Penn Power Company	10	10
Interest accrued	460	482
	403,244	423,142

Member's equity	4,688	4,678

Total liabilities and member's equity	$407,932	$427,820

See accompanying Notes to Financial Statements.
5

WEST PENN FUNDING LLC NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Annual Report on Form 10-K of West Penn Funding LLC (the Company) for the year ended December 31, 2002. The Company is an indirect wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny).

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations for the three months ended March 31, 2003, and 2002; cash flows for the three months ended March 31, 2003, and 2002; and financial position at March 31, 2003, and December 31, 2002.

As discussed in the notes in the Company's 2002 Annual Report on Form 10-K, results of operations for the three months ended March 31, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (Note 2, Comprehensive Financial Review and Note 7, Quarterly Financial Information). Accordingly, the statement of cash flows for the three months ended March 31, 2002, also has been restated.

NOTE 2: TRANSITION BONDS

In November 1999, the Company issued $600.0 million of Transition Bonds, Series 1999-A, Class A-1 through A-4. The Company used the proceeds from the Transition Bonds to purchase Intangible Transition Property (ITP) from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Transition Bonds. The principal balance of Class A-1 was paid in full on June 25, 2001.

Scheduled maturities and interest rates for the Transition Bonds at March 31, 2003, are:

(In thousands)	Bond Rate	Principal Balance	Expected Final Payment Date	Final Maturity Date

Class A-2	6.630%	$ 48,809	December 26, 2003	December 26, 2005
Class A-3	6.810%	198,000	September 25, 2006	September 25, 2008
Class A-4	6.980%	156,000	June 25, 2008	December 26, 2008
	Total	402,809
Current Maturities Unamortized Discount Transition Bonds, reclassified to current		(76,004) (35) $326,770
6

The current maturities stated above are based on a combination of the expected final payment dates and scheduled repayments for the Class A-2 and Class A-3 Transition Bonds rather than the final maturity dates.

During the first three months of 2003, the balance of the Transition Bonds was reduced to $402.8 million as a result of $19.9 million repayment of Class A-2, 6.630% Transition Bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full, prior to any principal payments being applied to Class A-3 and Class A-4, respectively.

On the scheduled payment date in March, the Trustee made a quarterly payment of Transition Bond principal, interest and related expenses. Payments and Intangible Transition Charges (ITC) collections were sufficient to pay interest of $7.2 million and the scheduled principal payment in the amount of $19.9 million for the first quarter of 2003.

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company's financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), "Classification of Obligations That Are Callable by the Creditor." Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $326.8 million as of March 31, 2003. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company's noncompliance with certain of its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion in the 2002 Annual Report that indicates there is substantial doubt about the Company's ability to continue as a going concern (a "Going Concern" opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

The Company is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended June 30, 2003, September 30, 2003, and September 30, 2002, and will file such reports as soon as they are available. Thereafter, the Company plans to file its subsequent financial statements on a timely basis.

NOTE 3: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under an agreement between the Company and West Penn Power Company (West Penn) (the Servicing Agreement), West Penn, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. For the three months ended March 31, 2003, the Company paid servicing fees of $0.3 million, which are included in operation expense.

At March 31, 2003, the Balance Sheet includes a receivable from West Penn of $16.0 million for ITC collections.

The Company joins with Allegheny and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K, for West Penn Funding LLC (the Company), should be read with the following Management's Discussion and Analysis information.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

 •

regulation and the status of retail electricity service in Pennsylvania;

 •

regulatory action of the Pennsylvania PUC with respect to ITC;

 •

sufficiency and recoverability of ITC revenues;

 •

demand for energy;

 •

results of operations;

 •

regulatory matters; and

 •

internal controls and procedures and outstanding financial reporting obligations.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations.

Factors that could cause actual results to differ materially include, among others, the following:

 •

loss of revenue due to changes in usage, delinquencies, write-offs, or regulatory action of the Pennsylvania PUC;

 •

changes in laws and regulations in Pennsylvania;

 •

inaccuracies of projections;

 •

delays in payment by customers;

 •

changes in rate schedules or payment terms related to the collection of ITC revenues in Pennsylvania by West Penn Power Company (West Penn);

 •

changes in billing policies and practices by West Penn;

 •

general economic and business conditions;

 •

the continuing effects of global instability, terrorism, and war;

 •

changes in the weather and other natural phenomena; and

 •

the effect of accounting policies issued periodically by accounting standard-setting bodies.

New Accounting Pronouncements

The Company expects that various new accounting pronouncements, effective in 2003, will not have a significant impact on its financial statements.

Results of Operations

The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued Transition Bonds and transferred the proceeds in exchange for all rights, title, and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

Transition Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charges (ITC) payable by retail customers within West Penn's service territory who receive electric delivery service from West Penn. As discussed in Note 2, Comprehensive Financial Review and Note 7, Quarterly Financial Information, of the notes to the financial statements in the 2002 Annual Report on Form 10-K, results of operations for 2002 have been restated as a result of Allegheny's comprehensive financial review.

During the three months ended March 31, 2003, the Company recorded $29.43 million ITC revenue and $0.04 million interest income. The increase in the ITC revenue was partially due to higher billed kilowatt sales and to a lesser extent the ITC rate increases that went into effect on January 1, 2003. The Company recorded $7.21 million interest expense on the Transition Bonds, amortized $0.23 million debt issuance expenses and discounts, and incurred $0.31 million servicing fees and $0.03 million other administrative expenses, and recorded $21.69 million ITP amortization.

In comparison, during the three months ended March 31, 2002, the Company recorded $26.88 million ITC revenue and $0.04 million interest income. The Company recorded $8.38 million interest expense on the Transition Bonds, amortized $0.28 million debt issuance expenses and discounts, and incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $18.17 million ITP amortization.

West Penn, as Servicer, remitted to the Trustee $27.9 million of ITC collections for the period covering December 2002, and January and February of 2003. The ITC collections for December 2002, are reflected in revenues for 2002 with a corresponding receivable from West Penn at December 31, 2002. ITC collections for March 2003 are reflected in 2003 revenues, with a corresponding receivable from West Penn at March 31, 2003. Collections for the corresponding three month period of the prior year were $25.6 million.

On the scheduled payment date in March 2003, the Trustee made a quarterly payment of Transition Bond principal, interest, and related expenses. ITC collections were sufficient to pay interest of $7.2 million and the scheduled principal payment of $19.9 million.

As discussed in the 2002 Annual Report on Form 10-K in Item 7, "Cash Flow", West Penn, as Servicer, remitted to the Trustee a total of $105.6 million of ITC collections during 2002. Payments and ITC collections were sufficient to pay interest of $31.8 million and principal payments in the amount of $70.3 million for the twelve-month period ended December 31, 2002.

During the second quarter ended June 30, 2002, principal payments were scheduled at $18.4 million, with principal payments issued at $18.3 million, creating a year to date shortfall of $0.1 million. During the third quarter ended September 30, 2002, principal payments were scheduled at $17.0 million, with principal payments issued at $17.1 million, which offset the shortfall created in the prior quarter. The scheduled principal payments were issued in full for the first and fourth quarters of 2002. The shortfall at June 30, 2002, did not constitute an event of default under the Indenture.

In accordance with the Qualified Rate Order for prior years, in order to reconcile under-collections and to recover expected interest and principal payments, fees, or expenses expected in 2003, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania Public Utility Commission (Pennsylvania PUC) on December 10, 2002. On December 19, 2002, the Pennsylvania PUC approved West Penn's request and allowed West Penn to recover the required ITC amounts in rates effective January 1, 2003.  West Penn has made its filings with the Pennsylvania PUC in conjunction with its adjustment in rates to become effective in 2004.

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, and retirement of debt, the Company has used net cash flows from operations, restricted funds, and contributions from its member.

The Company's debt agreement requires it to file copies of its annual and quarterly reports as filed with the Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders.  The Company is also required to deliver to the trustee under its indentures a certificate indicating that the Company has complied with all conditions and covenants under the agreements.  On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports.  The covenant breaches with respect to the Transition Bonds are deemed defaults of the related debt agreements for the Company's financial reporting purposes in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor."  Accordingly, the total debt related to the Transition Bonds reclassified as current in the accompanying consolidated balance sheet was $326.8 million as of March 31, 2003.  To date, none of the debt holders have provided the Company with any notices of default under the agreement.  Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Bonds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is de minimus.

Exposure to regulatory risks could be affected by inaccurate estimates of future revenue requirements necessary to meet debt obligations as filed in the annual adjustment requests or unforeseen changes in the Pennsylvania Competition Act or West Penn's Qualified Rate Order.

ITEM 4.  CONTROLS AND PROCEDURES

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

Allegheny, including the Company, for itself and its subsidiaries, has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-Q. Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional service firms to assist in the performance of the additional procedures.

To address the weaknesses identified in Allegheny's and the Company's internal controls and disclosure practices, as discussed in Note 2 to the Company's financial statements filed in its 2002 Annual Report on Form 10-K, Allegheny and the Company substantially augmented and revised its procedures in connection with the preparation of this report. These augmented procedures involved the creation of a formal drafting group to comprehensively review, revise, and update disclosure over an iterative process. This exercise also involved a heightened degree of direct involvement by senior officers, including the Principal Executive Officer of the Company. The principal elements of these augmented procedures have formed the basis for the Company's written disclosure controls and procedures applicable to periodic reports and certain public communications.

Allegheny and the Company have created a Disclosure Committee, which is chaired by Allegheny's General Counsel and is currently comprised of executives, including Allegheny's Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Manager of Communications, as well as the senior officers responsible for Allegheny's segments. The Disclosure Committee's principal functions are to establish, maintain, monitor and evaluate Allegheny's and its subsidiaries' written disclosure controls and procedures and to supervise and coordinate the preparation of their periodic reports and certain other public communications.

Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures. These newly adopted disclosure controls and procedures will be applicable to Allegheny's and the Company's periodic reports and certain public communications.

The Disclosure Committee, with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny and the Company in connection with the preparation of this report and found them to be satisfactory. However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny and the Company intend to devote additional resources to ensure that its public disclosures are accurate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

 ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

 ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99

Quarterly Servicer's Certificate

(b) Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 19, 2003

 WEST PENN FUNDING LLC

/s/  REGIS F. BINDER
Regis F. Binder, President,
Chief Financial Officer and
Principal Executive Officer

