Form 10-Q
period 2003-06-30
WEST PENN FUNDING LLC
filed 2003-12-19
CIK 1087288

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

WEST PENN FUNDING LLC Form 10-Q for Quarter Ended June 30, 2003 Contents
Page No.
PART I. FINANCIAL INFORMATION (UNAUDITED)	3
Item 1. Financial Statements (Unaudited):
Statements of Operations - Three and Six Months Ended June 30, 2003 and 2002	3
Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002	4
Balance Sheets - June 30, 2003 and December 31, 2002	5
Notes to Financial Statements	6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	8-10
Item 3. Quantitative and Qualitative Disclosure About Market Risk	10
Item 4. Controls and Procedures	10-11

PART II. OTHER INFORMATION	11
Item 1. Legal Proceedings	11
Item 2. Changes in Securities and Use of Proceeds	11
Item 3. Default Upon Senior Securities	11
Item 4. Submission of Matters to Vote of Security Holders	11
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signature	13
2

PART I. FINANCIAL INFORMATION: ITEM 1. FINANCIAL STATEMENTS

WEST PENN FUNDING LLC Statements of Operations

	Unaudited
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002 (Restated)	2003	2002 (Restated)

Total operating revenues	$25,423	$25,029	$54,849	$51,910

Operating Expenses:
Operation expense	337	334	679	669
Amortization of intangible transition property	18,029	16,392	39,714	34,566
Total operating expenses	18,366	16,726	40,393	35,235
Operating income	7,057	8,303	14,456	16,675

Other income	40	37	79	75

Interest on transition bonds	7,097	8,342	14,535	16,998

Loss before income taxes	--	(2)	--	(248)

Federal income tax (benefit)	--	--	--	(80)

Net loss	$ --	$ (2)	$ --	$ (168)

See accompanying Notes to Financial Statements.
3

West Penn Funding LLC Statements of Cash Flows

	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 (Restated)

Cash flows from operations:
Net loss	$ --	$ (168)
Amortization of intangible transition property	39,714	34,566
Amortization of debt discount and issuance costs	441	515
Changes in certain assets and liabilities:
Accounts receivable from West Penn Power Comany	749	(755)
Interest and taxes accrued	(43)	(120)
	40,861	34,038

Cash flows (used in) financing:
Equity contribution from member	10	104
Change in restricted funds	(1,491)	1,607
Retirement of transition bonds	(39,375)	(35,751)
	(40,856)	(34,040)

Net change in cash and temporary investments	5	(2)
Cash and temporary cash investments at January 1	1,760	223
Cash and temporary cash investments at June 30	$ 1,765	$ 221

See accompanying Notes to Financial Statements.
4

West Penn Funding LLC Balance Sheets

	Unaudited
(In thousands)	June 30 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 1,765	$ 1,760
Accounts receivable from
West Penn Power Company	14,084	14,833
Restricted funds	3,842	2,351
Intangible transition property	77,567	71,675
	97,258	90,619

Noncurrent assets:
Intangible transition property	288,919	334,525
Unamortized debt issuance expense	2,235	2,676
	291,154	337,201

Total assets	$388,412	$427,820

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Long-term debt due within one year	$ 75,363	$ 75,996
Transition bonds, reclassified to current	307,912	346,654
Accounts payable to West Penn Power Company	10	10
Interest accrued	439	482
	383,724	423,142

Member's equity	4,688	4,678

Total liabilities and member's equity	$388,412	$427,820

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

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003, and 2002; cash flows for the six months ended June 30, 2003, and 2002; and financial position at June 30, 2003, and December 31, 2002.

As discussed in the notes in the Company's 2002 Annual Report on Form 10-K, results of operations for the three and six months ended June 30, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (Note 2, Comprehensive Financial Review and Note 7, Quarterly Financial Information). Accordingly, the statement of cash flows for the six months ended June 30, 2002, also has been restated.

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

Scheduled maturities and interest rates for the Transition Bonds at June 30, 2003, are:

(In Thousands)	Bond Rate	Principal Balance	Expected Final Payment Date	Final Maturity Date

Class A-2	6.630%	$ 29,310	December 26, 2003	December 26, 2005
Class A-3	6.810%	198,000	September 25, 2006	September 25, 2008
Class A-4	6.980%	156,000	June 25, 2008	December 26, 2008
	Total	383,310
Current Maturities Unamortized Discount Transition Bonds, reclassified to current		(75,363) (35) $307,912
6

The current maturities stated above are based on a combination of the expected final payment dates and scheduled repayments for the Class A-2 and Class A-3 Transition Bonds rather than the final maturity dates.

During the second quarter of 2003, the principal balance of the Transition Bonds was reduced to $383.3 million as a result of a $19.5 million repayment of Class A-2, 6.630% Transition Bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full. Thereafter principal payments will be applied to Class A-3 and Class A-4, respectively.

On the scheduled payment date in June, the Trustee made a quarterly payment of Bond principal, interest and related expenses. Payments and Intangible Transition Charge (ITC) collections were sufficient to pay interest of $6.9 million and the scheduled principal payment in the amount of $19.5 million.

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company's financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), "Classification of Obligations That Are Callable by the Creditor." Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $307.9 million as of June 30, 2003. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

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

The Company is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended September 30, 2003, and September 30, 2002, and will file such reports as soon as they are available. Thereafter, the Company plans to file its subsequent financial statements on a timely basis.

7

NOTE 3: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under an agreement between the Company and West Penn Power Company (West Penn) (the Servicing Agreement), West Penn, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.6 million for the six months ended June 30, 2003, and 2002. The Company recorded servicing fees of $0.3 million for the three months ended June 30, 2003, and 2002.

At June 30, 2003, the Balance Sheet includes a receivable from West Penn of $14.1 million for ITC collections.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K, for West Penn Funding LLC (the Company), should be read in conjunction with the following Management's Discussion and Analysis information.

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
8
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

During the three months ended June 30, 2003, the Company recorded $25.42 million ITC revenue and $0.04 million interest income. The Company recorded $6.88 million interest expense on the Transition Bonds, amortized $0.22 million debt issuance expenses and discounts, and incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $18.0 million ITP amortization.

In comparison, during the three months ended June 30, 2002, the Company recorded $25.03 million ITC revenue and $0.04 million interest income. The Company accrued $8.09 million interest expense on the Transition Bonds, amortized $0.25 million debt issuance expenses and discounts, and incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $16.4 million ITP amortization.

9

For the six months ended June 30, 2003, the Company recorded $54.85 million ITC revenue and $0.08 million interest income. The Company recorded $14.09 million interest expense on the Transition Bonds, amortized $0.45 million debt issuance expenses and discounts, incurred $0.63 million servicing fees and $0.05 million other administrative expenses, and recorded $39.72 million ITP amortization.

In comparison, during the six months ended June 30, 2002, the Company recorded $51.91 million ITC revenue and $0.08 million interest income. The Company recorded $16.47 million interest expense on the Transition Bonds, amortized $0.53 million debt issuance expenses and discounts, incurred $0.63 million servicing fees and $0.04 million other administrative expenses, and recorded $34.57 million ITP amortization.

West Penn, as Servicer, remitted to the Trustee $27.8 million of ITC collections for the period covering March, April and May 2003. The ITC collections for March 2003 are reflected in revenues for the first quarter of 2003 with a corresponding receivable from West Penn at March 31, 2003. ITC collections for June 2003 are reflected in second quarter revenues, with a corresponding receivable from West Penn at June 30, 2003.

As discussed in the 2002 Annual Report on Form 10-K, Item 7, "Cash Flow", West Penn, as Servicer, remitted to the Trustee a total of $105.6 million of ITC collections during 2002. Payments and ITC collections were sufficient to pay interest of $31.8 million and principal payments in the amount of $70.3 million for the twelve-month period ended December 31, 2002.

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

The Company's debt agreement requires it to file copies of its annual and quarterly reports as filed with the Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indentures a certificate indicating that the Company has complied with all conditions and covenants under the agreements. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related debt agreements for the Company's financial reporting purposes in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor." Accordingly, the total debt related to the Transition Bonds reclassified as current in the accompanying consolidated balance sheet was $307.9 million as of June 30, 2003. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Bonds.

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

10

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

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS None
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS None
ITEM 3. DEFAULT UPON SENIOR SECURITIES None
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS None
11

ITEM 5. OTHER INFORMATION None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	Quarterly Servicer's Certificates
(b) Reports on Form 8-K
No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2003
12

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 19, 2003	WEST PENN FUNDING LLC /s/ REGIS F. BINDER Regis F. Binder, President, Chief Financial Officer and Principal Executive Officer
13