Form 10-Q
period 2002-09-30
WEST PENN FUNDING LLC
filed 2004-01-23
CIK 1087288

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

Commission File Number: 333-79619

WEST PENN FUNDING LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1843349
(State of Incorporation)	(I.R.S. Employer Identification No.)

2325-B Renaissance Drive Suite 10, Las Vegas, NV 89119

Telephone Number—(702) 895-6752

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes        ☒ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐ Yes        ☒ No

West Penn Funding LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation.

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

WEST PENN FUNDING LLC

Statements of Operations

	Unaudited
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2002	2001	2002	2001
Total operating revenues	$27,594	$24,605	$79,504	$75,139

Operating Expenses:
Operation expense	335	333	1,004	1,011
Amortization of intangible transition property	19,265	15,101	53,831	45,954

Total operating expenses	19,600	15,434	54,835	46,965

Operating income	7,994	9,171	24,669	28,174

Other income	35	35	110	168

Interest on transition bonds	8,031	9,129	25,029	28,386

(Loss) income before income taxes	(2)	77	(250)	(44)

Federal income tax expense (benefit)	—	15	(80)	(74)

Net (loss) income	$(2)	$62	$(170)	$30

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC

Statements of Cash Flows

	Unaudited Nine Months Ended September 30
(In thousands)	2002	2001

Cash flows from operations:
Net (loss) income	$(170)	$30
Amortization of intangible transition property	53,831	45,954
Amortization of debt discount and issuance costs	760	861
Changes in certain assets and liabilities:
Accounts receivable from West Penn Power Company	(2,103)	(806)
Interest and taxes accrued	(139)	188

	52,179	46,227

Cash flows (used in) financing:
Equity contribution from member	53	13
Change in restricted funds	606	—
Retirement of transition bonds	(52,839)	(46,249)

	(52,180)	(46,236)

Net change in cash and temporary investments	(1)	(9)
Cash and temporary cash investments at January 1	223	249

Cash and temporary cash investments at September 30	$222	$240

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC

Balance Sheets

	Unaudited
	September 30	December 31
(In thousands)	2002	2001

ASSETS
Current assets:
Cash and temporary cash investments	$222	$223
Accounts receivable from West Penn Power Company	16,896	14,793
Restricted funds	1,002	1,608
Intangible transition property	67,861	69,667

	85,981	86,291
Noncurrent assets:
Intangible transition property	356,414	408,439
Unamortized debt issuance expense	2,901	3,661

	359,315	412,100

Total assets	$445,296	$498,391

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Long-term debt due within one year	$74,877	$70,295
Transition Bonds, reclassified to current	365,207	—
Accounts payable to West Penn Power Company	10	10
Federal and state income taxes accrued	—	80
Interest accrued	501	560

	440,595	70,945
Long-term debt, net of discount	—	422,628

Member’s equity	4,701	4,818

Liabilities and member’s equity	$445,296	$498,391

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements should be read in conjunction with the Annual Reports on Form 10-K of West Penn Funding LLC (the Company) for the years ended December 31, 2002 and December 31, 2001. The Company is an indirect wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny).

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002, and 2001; cash flows for the nine months ended September 30, 2002, and 2001; and financial position at September 30, 2002, and December 31, 2001.

NOTE 2: COMPREHENSIVE FINANCIAL REVIEW

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation, and in light of Allegheny’s prior restatements of reports filed with the SEC, Allegheny and the Company initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with GAAP.

As a result of Allegheny’s and the Company’s comprehensive accounting review, the Company identified, prior to closing its books for 2002, various errors relating to the financial statements for 2001, 2000, and years prior to 2000, including certain accounting errors related to the Company’s financial statements. Allegheny’s management concluded that these errors for the Company were not material, either individually or in the aggregate, to the current year or any prior years’ financial statements. Accordingly, prior year financial statements have not been restated. Rather, the first quarter of 2002 has been restated to reflect adjustments, which decreased net income by approximately $245,000 before income taxes ($164,000 net of income taxes), predominantly related to errors in the calculation of the amortization of Intangible Transition Property (ITP) in fiscal years 2001, 2000, and years prior to 2000. These errors have had no effect on the Company’s ability to service its Transition Bonds or meet its other financial obligations.

Had the adjustments of the errors been recorded in the appropriate years, the following table demonstrates the effect on net income (loss):

(In thousands)	2002	2001	2000
Net income (loss)—as reported	$(151)	$31	$116
Net income (loss)—as if restated	13	(6)	(171)

While certain changes in policies and procedures have been instituted, additional changes are needed to improve the internal control structure of Allegheny and the Company.

Note 3: TRANSITION BONDS

In November 1999, the Company issued $600.0 million of Transition Bonds, Series 1999-A, Class A-1 through A-4. The Company used the proceeds from the Transition Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Transition Bonds. The principal balance of the Class A-1 series was paid in full on June 25, 2001.

Scheduled maturities and interest rates for the Transition Bonds at September 30, 2002, are:

		Principal	Expected Final	Final
(In thousands)	Bond Rate	Balance	Payment Date	Maturity Date
Class A-2	6.630%	$86,124	December 26, 2003 *	December 26, 2005
Class A-3	6.810%	198,000	September 25, 2006	September 25, 2008
Class A-4	6.980%	156,000	June 25, 2008	December 26, 2008

Total		$440,124
Current Maturities		(74,877)
Unamortized Discount		(40)

Transition Bonds, reclassified to current		$365,207

*	The Class A-2 6.630% Transition Bond’s 2003 repayments were paid on their scheduled repayment due dates.

The current maturities stated above are based on a combination of the expected final payment dates and scheduled repayments for Class A-2 Transition Bonds rather than the final maturity dates.

During the third quarter of 2002, the principal balance of the Transition Bonds was reduced to $440.1 million as a result of the $17.1 million repayment of Class A-2, 6.630% Transition Bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full. Thereafter, principal payments will be applied to Class A-3 and Class A-4, respectively.

On the scheduled payment date in September 2002, the Trustee made a quarterly payment of Transition Bond principal, interest and related expenses. Payments and Intangible Transition Charge (ITC) collections were sufficient to pay interest of $7.8 million and the scheduled principal payment in the amount of $17.1 million which included $0.1 million for the shortfall in the June 2002 principal payment.

The Company is required to file copies of its annual and quarterly reports as filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company’s financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $365.2 million. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company’s noncompliance with its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the 2002 financial statements contained within the 2002 Annual Report on Form 10-K that indicates there is a substantial doubt about the Company’s ability to continue as a going concern (a “Going Concern” opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

NOTE 4: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under an agreement between the Company and West Penn Power Company (West Penn) (the Servicing Agreement), West Penn, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.94 million for the nine months ended September 30, 2002 and 2001.

At September 30, 2002, the Balance Sheet includes a receivable from West Penn of $16.9 million for ITC collections.

The Company joins with Allegheny and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 and 2001 Annual Reports on Form 10-K for West Penn Funding LLC (the Company) should be read in conjunction with the following Management’s Discussion and Analysis information.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail electricity service in Pennsylvania;

•	regulatory action of the Pennsylvania Public Utility Commission (Pennsylvania PUC) with respect to ITC;

•	sufficiency and recoverability of ITC revenues;

•	demand for energy;

•	results of operations;

•	regulatory matters; and

•	internal controls and procedures and outstanding financial reporting obligations.

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

New Accounting Pronouncements

The Company expects that various new accounting pronouncements, effective in 2002, and 2003, will not have a significant impact on its financial statements.

Review of Operations

The Company is a Delaware limited liability company whose sole member is West Penn Funding Corporation, a wholly owned subsidiary of West Penn. In November 1999, the Company issued Transition Bonds and transferred the proceeds in exchange for all rights, title, and interest in the Intangible Transition Property (ITP) from West Penn Funding Corporation.

Transition Bond principal, interest, fees, and funding of overcollateralization will be recovered through Intangible Transition Charges (ITC) payable by retail customers within West Penn’s service territory who receive electric delivery service from West Penn.

During the three months ended September 30, 2002, the Company recorded $27.59 million ITC revenue and $0.04 million interest income. The Company recorded $7.79 million interest expense on the Transition Bonds, amortized $0.24 million debt issuance expenses and discounts, and incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $19.27 million ITP amortization.

In comparison, during the three months ended September 30, 2001, the Company recorded $24.60 million ITC revenue and $0.04 million interest income. The Company accrued $8.85 million interest expense on the Transition Bonds, amortized $0.28 million debt issuance expenses and discounts, incurred $0.30 million servicing fees and $0.03 million other administrative expenses, and recorded $15.10 million ITP amortization.

For the nine months ended September 30, 2002, the Company recorded $79.50 million ITC revenue and $0.11 million interest income. The Company recorded $24.25 million interest expense on the Transition Bonds, amortized $0.78 million debt issuance expenses and discounts, incurred $0.93 million servicing fees and $0.07 million other administrative expenses, and recorded $53.83 million ITP amortization.

In comparison, during the nine months ended September 30, 2001, the Company recorded $75.14 million ITC revenue and $0.17 million interest income. The Company recorded $27.52 million interest expense on the Transition Bonds, amortized $0.87 million debt issuance expenses and discounts, incurred $0.94 million servicing fees and $0.07 million other administrative expenses, and recorded $45.95 million ITP amortization.

West Penn, as Servicer, remitted to the Trustee $26.2 million of ITC collections for the period covering June, July, and August of 2002. The ITC collections for September 2002, and September 2001 are reflected in revenues for the third quarter of 2002 and 2001 with a corresponding receivable from West Penn at September 30, 2002, and 2001, respectively.

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

In accordance with the Qualified Rate Order for prior years, in order to reconcile under-collections and to recover expected interest and principal payments, fees, or expenses expected in 2003, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on December 10, 2002. On December 19, 2002, the Pennsylvania PUC approved West Penn’s request and allowed West Penn to recover the required ITC amounts in rates effective January 1, 2003. West Penn has made its initial filing on October 1, 2003, in connection with its 2003 adjustment request for rates to become effective in 2004.

The Company is required to file copies of its annual and quarterly reports as filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company’s financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $365.2 million. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company’s noncompliance with its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the 2002 financial statements contained within the 2002 Annual Report on Form 10-K that indicates there is a substantial doubt about the Company’s ability to continue as a going concern (a “Going Concern” opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is de minimis.

Exposure to regulatory risks could be affected by inaccurate estimates of future revenue requirements necessary to meet debt obligations as filed in the annual adjustment requests or unforeseen changes in the Pennsylvania Competition Act or West Penn’s Qualified Rate Order.

ITEM 4. CONTROLS AND PROCEDURES

After Allegheny filed its quarterly reports on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation and in light of Allegheny’s prior restatements of reports filed with the SEC, Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP). As a result, Allegheny and the Company identified numerous accounting errors, including certain accounting errors related to financial statements of the Company.

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

To address the weaknesses identified in Allegheny’s and the Company’s internal controls and disclosure practices, as discussed in Note 2 to the

Company’s financial statements filed in its 2002 Annual Report on Form 10-K, Allegheny and the Company substantially augmented and revised its procedures in connection with the preparation of this report. These augmented procedures involved the creation of a formal drafting group to comprehensively review, revise, and update disclosure over an iterative process. This exercise also involved a heightened degree of direct involvement by senior officers, including the Principal Executive Officer of the Company. The principal elements of these augmented procedures have formed the basis for the Company’s written disclosure controls and procedures applicable to periodic reports and certain public communications.

Allegheny and the Company have created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Manager, Corporate Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee’s principal functions are to establish, maintain, monitor and evaluate Allegheny’s and its subsidiaries’ written disclosure controls and procedures and to supervise and coordinate the preparation of their periodic reports and certain other public communications.

Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures. These newly adopted disclosure controls and procedures will be applicable to Allegheny’s and the Company’s periodic reports and certain public communications.

The Disclosure Committee, with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny and the Company in connection with the preparation of this report and found them to be satisfactory. However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny and the Company intend to devote additional resources to ensure that its public disclosures are accurate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Quarterly Servicer’s Certificate

(b)	Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING LLC

/s/ Regis F. Binder

Regis F. Binder, President, Chief Financial Officer and Principal Executive Officer

January 23, 2004