Form 10-Q
period 2003-09-30
WEST PENN FUNDING LLC
filed 2004-01-23
CIK 1087288

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

Commission File Number: 333-79619

WEST PENN FUNDING LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1843349
(State of Incorporation)	(I.R.S. Employer Identification No.)

2325-B Renaissance Drive, Suite 10, Las Vegas, NV 89119

Telephone Number – (702) 895-6752

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐  Yes  ☒  No

West Penn Funding LLC (the Registrant) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation.

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

WEST PENN FUNDING LLC

Statements of Operations

	Unaudited
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2003	2002	2003	2002
Total operating revenues	$26,769	$27,594	$81,618	$79,504
Operating Expenses:
Operation expense	341	335	1,020	1,004
Amortization of intangible transition property	19,693	19,265	59,407	53,831

Total operating expenses	20,034	19,600	60,427	54,835

Operating income	6,735	7,994	21,191	24,669

Other income	32	35	111	110
Interest on transition bonds	6,767	8,031	21,302	25,029
Income (loss) before income taxes	—	(2)	—	(250)
Federal income tax (benefit)	—	—	—	(80)

Net income (loss)	$—	$(2)	$—	$(170)

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC

Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30
(In thousands)	2003	2002
Cash flows from operations:
Net loss	$—	$(170)
Amortization of intangible transition property	59,407	53,831
Amortization of debt discount and issuance costs	648	760
Changes in certain assets and liabilities:
Accounts receivable from West Penn Power Company	(52)	(2,103)
Interest accrued	(63)	(139)

	59,940	52,179
Cash flows (used in) financing:
Equity contribution from member	10	53
Change in restricted funds	(1,975)	606
Retirement of transition bonds	(57,436)	(52,839)

	(59,401)	(52,180)
Net change in cash and temporary investments	539	(1)
Cash and temporary cash investments at January 1	1,760	223

Cash and temporary cash investments at September 30	$2,299	$222

See accompanying Notes to Financial Statements.

WEST PENN FUNDING LLC

Balance Sheets

	Unaudited
(In thousands)	September 30 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$2,299	$1,760
Accounts receivable from West Penn Power Company	14,885	14,833
Restricted funds	4,326	2,351
Intangible transition property	78,073	71,675

	99,583	90,619
Noncurrent assets:
Intangible transition property	268,720	334,525
Unamortized debt issuance expense	2,028	2,676

	270,748	337,201

Total assets	$370,331	$427,820

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Long-term debt due within one year	$74,551	$75,996
Transition Bonds, reclassified to current	290,663	346,654
Accounts payable to West Penn Power Company	10	10
Interest accrued	419	482

	365,643	423,142
Member’s equity	4,688	4,678

Total Liabilities and member’s equity	$370,331	$427,820

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

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003, and 2002; cash flows for the nine months ended September 30, 2003, and 2002; and financial position at September 30, 2003, and December 31, 2002.

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

Scheduled maturities and interest rates for the Transition Bonds at September 30, 2003, are:

(In thousands)	Bond Rate	Principal Balance	Expected Final Payment Date	Final Maturity Date
Class A-2	6.630%	$11,247	December 26, 2003 *	December 26, 2005
Class A-3	6.810%	198,000	September 25, 2006	September 25, 2008
Class A-4	6.980%	156,000	June 25, 2008	December 26, 2008

	Total	365,247
Current Maturities		(74,551)
Unamortized Discount		(33)

Transition Bonds, reclassified to current		$290,663

* The Class A-2 6.630% Transition Bond’s 2003 repayments were paid on their scheduled repayment due dates.

The current maturities stated above are based on a combination of the expected final payment dates and scheduled repayments for the Class A-2 and Class A-3 Transition Bonds rather than the final maturity dates.

During the third quarter of 2003, the principal balance of the Transition Bonds was reduced to $365.2 million as a result of a $18.1 million repayment of Class A-2, 6.630% Transition Bonds. According to the agreement, principal payments will continue to be applied to Class A-2 until the issue is paid in full. Thereafter, principal payments will be applied to Class A-3 and Class A-4, respectively.

On the scheduled payment date in September, the Trustee made a quarterly payment of Bond principal, interest and related expenses. Payments and Intangible Transition Charge (ITC) collections were sufficient to pay interest of $6.6 million and the scheduled principal payment in the amount of $18.1 million.

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company’s financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $290.7 million. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company’s noncompliance with certain of its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the 2002 financial statements within the 2002 Annual Report on Form 10-K that indicates there is substantial doubt about the Company’s ability to continue as a going concern (a “Going Concern” opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

NOTE 4: SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under an agreement between the Company and West Penn Power Company (West Penn) (the Servicing Agreement), West Penn, as Servicer, is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.9 million for the nine months ended September 30, 2003 and 2002. The Company recorded servicing fees of $0.3 million for the three months ended September 30, 2003 and 2002.

At September 30, 2003, the Balance Sheet includes a receivable from West Penn of $14.9 million for ITC collections.

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

The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K for West Penn Funding LLC (the Company) should be read in conjunction with the following Management’s Discussion and Analysis information.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail electricity service in Pennsylvania;

•	regulatory action of the Pennsylvania Public Utilities Commission (Pennsylvania PUC) with respect to ITC;

•	sufficiency and recoverability of ITC revenues;

•	demand for energy;

•	results of operations;

•	regulatory matters;

•	internal controls and procedures and outstanding financial reporting obligations.

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

During the three months ended September 30, 2003, the Company recorded $26.77 million ITC revenue and $0.03 million interest income. The Company recorded $6.56 million interest expense on the Transition Bonds, amortized $0.21 million debt issuance expenses and discounts, and incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $19.7 million ITP amortization.

In comparison, during the three months ended September 30, 2002, the Company recorded $27.59 million ITC revenue and $0.04 million interest income. The Company accrued $7.79 million interest expense on the Transition Bonds, amortized $0.24 million debt issuance expenses and discounts, incurred $0.32 million servicing fees and $0.02 million other administrative expenses, and recorded $19.27 million ITP amortization.

For the nine months ended September 30, 2003, the Company recorded $81.62 million ITC revenue and $0.11 million interest income. The Company recorded $20.65 million interest expense on the Transition Bonds, amortized $0.65 million debt issuance expenses and discounts, incurred $0.94 million servicing fees and $0.08 million other administrative expenses, and recorded $59.41 million ITP amortization.

In comparison, during the nine months ended September 30, 2002, the Company recorded $79.50 million ITC revenue and $0.11 million interest income. The Company recorded $24.25 million interest expense on the Transition Bonds, amortized $0.78 million debt issuance expenses and discounts, incurred $0.93 million servicing fees and $0.07 million other administrative expenses, and recorded $53.83 million ITP amortization.

West Penn as, Servicer, remitted to the Trustee $26.0 million of ITC collections for the period covering June, July, and August of 2003. The ITC collections for September 2003 are reflected in revenues for the third quarter of 2003 with a corresponding receivable from West Penn at September 30, 2003. ITC collections for June 2003 are reflected in second quarter revenues, with a corresponding receivable from West Penn at June 30, 2003.

As discussed in the 2002 Annual Report on Form 10-K, Item 7, “Cash Flow”, West Penn, as Servicer, remitted to the Trustee a total of $105.6 million of ITC collections during 2002. Payments and ITC collections were sufficient to pay interest of $31.8 million and principal payments in the amount of $70.3 million for the twelve-month period ended December 31, 2002.

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

In accordance with the Qualified Rate Order for prior years, in order to reconcile under-collections and to recover expected interest and principal payments, fees, or expenses expected in 2003, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on December 10, 2002. On December 19, 2002, the Pennsylvania PUC approved West Penn’s request and allowed West Penn to recover the required ITC amounts in rates effective January 1, 2003. West Penn has made its initial filing on October 1, 2003, in connection with its 2003 adjustment request for rates to become effective in 2004. The PUC approved West Penn’s request on December 18, 2003.

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company’s financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 78 (SFAS No. 78), “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds, reclassified as current, was in the amount of $290.7 million. To date, none of the debt holders have provided the Company with any notices of default under the agreement. Such notices, if received, would allow the Company 30 days to cure its noncompliance before the debt holders could accelerate the due dates of the Transition Bonds.

The Company prepared its financial statements assuming that it will continue as a going concern. However, the Company’s noncompliance with certain of its reporting obligations under its debt covenants and the resultant classification of the Transition Bonds as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the 2002 financial statements contained within the 2002 Annual Report on Form 10-K that indicates there is substantial doubt about the Company’s ability to continue as a going concern (a “Going Concern” opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is de minimis.

Exposure to regulatory risks could be affected by inaccurate estimates of future revenue requirements necessary to meet debt obligations as filed in the annual adjustment requests or unforeseen changes in the Pennsylvania Competition Act or West Penn’s Qualified Rate Order.

ITEM 4. CONTROLS AND PROCEDURES

After Allegheny filed its quarterly reports on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation and in light of

Allegheny’s prior restatements of reports filed with the SEC, Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with Generally Accepted Accounting Principles of the United States of America. As a result, Allegheny and the Company identified numerous accounting errors, including certain accounting errors related to financial statements of the Company.

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

Allegheny and the Company have created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Manager, Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee’s principal functions are to establish, maintain, monitor and evaluate Allegheny’s and its subsidiaries’ written disclosure controls and procedures and to supervise and coordinate the preparation of their periodic reports and certain other public communications.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Quarterly Servicer’s Certificates

(b)    Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING LLC

/s/ Regis F. Binder

Regis F. Binder, President,

Chief Financial Officer and

Principal Executive Officer

January 23, 2004