Form 10-K
period 2003-12-31
WEST PENN FUNDING LLC
filed 2004-03-11
CIK 1087288

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification Number
333-79619		25-1843349

WEST PENN FUNDING LLC

Delaware

2325B Renaissance Drive

Las Vegas, NV 89119

Telephone (702) 895-6752

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

The registrant is a limited liability company, the interests in which are not represented by shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

WEST PENN FUNDING LLC

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

INTANGIBLE TRANSITION CHARGES (ITC) - The charge West Penn Power Company (West Penn) has been authorized by the Pennsylvania Public Utility Commission to impose on customer bills and to collect through a non-bypassable billing mechanism to recover Qualified Transition Expenses.

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

PENNSYLVANIA PUC - The Pennsylvania Public Utility Commission.

QUALIFIED RATE ORDER - The final order issued by the Pennsylvania PUC to West Penn in November 1998, in connection with West Penn’s restructuring filing under the Competition Act, as supplemented by an August 1999 Pennsylvania PUC order.

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

General

West Penn Funding LLC (the Company) is a Delaware limited liability company, whose sole member is West Penn Funding Corporation. West Penn Funding Corporation is a wholly-owned subsidiary of West Penn Power Company (West Penn), which operates an electric transmission and distribution system in southwestern, north and south central Pennsylvania under the trade name Allegheny Power. West Penn is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny or AE). For further information concerning West Penn, see reports filed by West Penn with the Securities and Exchange Commission (SEC), including its most recent Annual Report on Form 10-K. The Company was organized in May 1999 for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (the Bonds or Transition Bonds), pledging its interest in ITP and other collateral to the Trustee under an Indenture between the Company and the Trustee to collateralize the Transition Bonds, and performing activities that are necessary to accomplish these purposes. The Company’s organizational documents require it to operate in a manner so that its assets will not be consolidated with the bankruptcy estate of West Penn or West Penn Funding Corporation in the event that they become subject to a bankruptcy proceeding.

The only material business conducted by the Company has been the acquisition of ITP from West Penn Funding Corporation and the issuance of $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4, in November 1999. Class A-1 Bonds were retired in 2001 and Class A-2 Bonds were retired in 2003. The specific interest rate and maturity of each class of bonds is specified in Note 3 to the Financial Statements. Each series of Bonds has been registered in the name of Cede & Co., as nominee of The Depository Trust Company. All of the Bonds were sold to a syndicate of underwriters.

In November 1999, the Company used the proceeds of the issuance of the Bonds to pay expenses of issuance and to purchase the transferred ITP from West Penn Funding Corporation. West Penn arranged for the formation of the Company as a bankruptcy remote special purpose entity for the purpose of holding ITP before the issuance of the first series of the Bonds.

West Penn, as Servicer under the Servicing Agreement, is required to manage, service, administer, and make collections of the ITP. The Servicing Agreement also requires West Penn, as Servicer, to file adjustment requests on each calculation date. The Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act) and the Qualified Rate Order require the Pennsylvania Public Utility Commission (Pennsylvania PUC) to act upon these requests within specified time periods. These adjustment requests are based on actual Intangible Transition Charge (ITC) collections and updated assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses relating to the ITP and the Bonds. West Penn filed a request for an adjustment to the ITC with the Pennsylvania PUC on October 1, 2003. On December 18, 2003, the Pennsylvania PUC approved West Penn’s request for rates to become effective in 2004.

Intangible Transition Property

The ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable ITC from its customers pursuant to the Qualified Rate Order in accordance with the Competition Act. The Qualified Rate Order authorized West Penn to securitize up to $670 million of its stranded costs. West Penn, or any assignee of West Penn to whom the ITP is sold, may issue and sell, in reliance on the Qualified Rate Order, one or more series of the Bonds, each series in one or more classes, secured by the ITP. The Company acquired the ITP and issued the Bonds in November 1999. The principal amount of the Bonds, interest, fees, and funding of the Overcollateralization Subaccount will be recovered through ITC, payable by retail consumers of electricity within West Penn’s service territory who receive electric delivery service from West Penn. Retail consumers in West Penn’s service area cannot avoid paying ITC even if they purchase electricity from a supplier other than West Penn.

ITEM 2.	PROPERTIES

The Company has no physical property. Its primary asset is the ITP described above in ITEM 1. BUSINESS - Intangible Transition Property.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information. The Company has no equity securities. West Penn Funding Corporation, which is a wholly-owned subsidiary of West Penn, owns all of the membership interests in the Company.

(b)	Holders. All of the membership interests in the Company are owned by West Penn Funding Corporation.

(c)	Dividends. The Company may not make any payments, distributions, or dividends to its member with respect to its membership interest in the Company, except in accordance with the Indenture. As outlined in the Indenture, the Company shall not, directly or indirectly, pay any dividends or make any distribution (by reduction of capital or otherwise), whether in cash, property, securities, or a combination thereof, to any owner of a beneficial interest in the Company or otherwise with respect to any ownership or equity interest in, or ownership security of, the Company. The Company may not, directly or indirectly, redeem, purchase, retire, or otherwise acquire for value any such ownership or equity interest or security or set aside or otherwise segregate any amounts for any such purpose.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The Company has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

WEST PENN FUNDING LLC

	Year Ended December 31
(In thousands)	2003	2002	2001	2000	1999(a)
Operating revenues	$107,449	$105,635	$98,584	$96,024	$7,502
Net (loss) income	—	(151)	31	116	6
Long-term debt due within one year	73,715	75,996	70,295	60,184	49,734
Transition Bonds - current, net (b)	—	346,654	—	—	—
Transition Bonds - long-term, net	272,946	—	422,628	492,924	550,207
Total Assets	351,747	427,820	498,391	558,343	608,553

(a)	Reflects financial information from May 26, 1999 (inception date), to December 31, 1999.
(b)	As discussed in Note 3 to the financial statements, the Transition Bonds were reclassified as current as of December 31, 2002, as a result of noncompliance with debt covenants related to the filing of annual and quarterly reports under the Securities Exchange Act of 1934. For a further discussion, see Note 3 to the financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail electricity service in Pennsylvania;

•	regulatory action of the Pennsylvania PUC with respect to ITC;

•	sufficiency and recoverability of ITC revenues;

•	demand for energy;

•	results of operations;

•	regulatory matters;

•	internal controls and procedures and outstanding financial reporting obligations; and

•	accounting issues.

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

In 2002, Allegheny and its subsidiaries, including the Company, identified various errors relating to their financial statements for years prior to 2002 as a result of a comprehensive financial review discussed in Note 2 to the Financial Statements. Allegheny’s management concluded that these errors were not material, either individually or in the aggregate, to the Company’s current year or any prior years’ financial statements. Accordingly, corrections to these errors are reflected in the financial statements for the year ended December 31, 2002.

New Accounting Standards

Various new accounting pronouncements that were effective in 2003 do not have a material effect on the Company’s results of operations, cash flows, and financial position. Also, the Company expects that various other new accounting pronouncements, effective in 2003, will not have a significant impact on its financial statements.

REVIEW OF OPERATIONS

Critical Accounting Estimates

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. Significant changes in the estimates could have a material effect on the Company’s results of operations, cash flows, and financial position. On a continuous basis, the Company evaluates its estimates, including those related to the provisions for amortization, income taxes, and contingencies related to litigation.

Regulatory Assets and Liabilities: The Company, through West Penn, is regulated by various federal and state regulatory agencies. As a result, the Company qualifies for the application of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP and the economic effect of decisions by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred, as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Earnings Summary

Net income (loss) was $0 in 2003, $(151,000) in 2002 and $31,000 in 2001. The Company modified its accounting treatment for the amortization of ITP as a result of the comprehensive accounting review discussed in Note 2 to these financial statements resulting in no net income or loss for each period effective in 2003 and thereafter.

Operating Revenues

ITC billings resulted in operating revenue of $107.4 million, $105.6 million, and $98.6 million for 2003, 2002 and 2001, respectively. Revenue increases were $1.8 million in 2003, $7.1 million in 2002 and $2.6 million in 2001, partially due to the ITC rate increases that went into effect on January 1 of each year. West Penn, as Servicer, is required by the Servicing Agreement to file adjustment requests based on actual ITC collections and assumptions by the Servicer as to projected future usage of electricity by customers, expected delinquencies and write-offs, and future payments and expenses related to the ITP and the Bonds. The increases were a direct result of the approval of West Penn’s requests for a rate increase. There are no known trends or uncertainties that have had or might have a material favorable or unfavorable effect on revenues.

Operating Expenses

Operation Expense: Operation expense includes servicing fees and other administration expenses paid to the Bond Trustee as outlined in the Indenture. Operation expense was relatively flat for 2003, 2002 and 2001. In 2003, the Company recorded $1.4 million in operation expense compared to $1.3 million in 2002 and $1.4 million in 2001. As outlined in the Indenture, the Company made annual payments of $1.25 million in 2003, 2002 and 2001 to West Penn to administer the Bonds.

Amortization of Intangible Transition Property: In 2003, the ITP was amortized over the life of the bonds based on ITC revenues adjusted by interest on Transition Bonds, operation expense, and interest income. These adjustments result in no reportable net income. In 2002 and 2001, the ITP was amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. The schedule of amortization calculated the monthly amortization based on actual ITC revenues to date and the projection of ITC revenues on a going forward basis, adjusting future months estimated amortization over the remaining life of the Bonds. The amortization of ITP increased by $6.6 million, $11.7 million, and $5.9 million in 2003, 2002, and 2001, respectively, mainly due to higher revenues and lower interest expense on the Transition Bonds.

Other Income

Other income consists of interest income earned on the investments in various Subaccounts required by the Indenture amounting to $13.4 million at December 31, 2003. The Servicer deposits collections of the ITC into a General Subaccount maintained by the Trustee under the Indenture. In 1999, the Company also deposited an amount equal to 0.5 percent of the initial principal amount of the Bonds, or $3.0 million, into the Capital Subaccount with the Bond Trustee. As of December 31, 2003, the Capital Subaccount’s balance is $3.0 million. The various Subaccounts are classified in “restricted funds” on the balance sheet. See Note 3 to the Financial Statements for additional information regarding the various subaccounts.

Interest earned on the General and Capital Subaccounts was $0.1 million, $0.2 million, and $0.3 million for 2003, 2002, and 2001, respectively. During 2000, the Trustee withdrew amounts from the Capital Subaccount to cover the shortage in the General and Reserve Subaccounts, in order to make the scheduled payments in the first and second quarters of 2000. Replenishments to the Capital Subaccount were initiated late in 2001, resulting in reduced interest income earnings for the Capital Subaccount in 2002 and 2001.

The General Subaccount, while recognizing an increase in the ITC collections deposited into the account in 2002 in comparison to prior years, recognized less investment earnings over the prior years due to a decline in interest rates.

Interest Charges

Interest charges on the Transition Bonds include interest accrued on the outstanding Transition Bonds balance for the period and amortization of the debt issuance expenses and discount.

The Company recorded a decrease in interest expense on Transition Bonds of $5.0 million, $4.5 million, and $3.4 million in 2003, 2002, and 2001, respectively. Interest expense decreased due to the amortization of the principal amount of the Transition Bonds.

Federal Income Taxes

The Company did not have any federal income tax expense in 2003 as a result of the Company having no taxable income. Federal income taxes decreased for 2002 and 2001 due to the decrease in taxable income. See Note 5 to the financial statements for further analysis of income taxes.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, and retirement of debt, the Company has used net cash flows from operations, restricted funds, and contributions from its member.

The Company’s debt agreement requires it to file copies of its annual and quarterly reports as filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the trustee under its indentures a certificate indicating that the Company has complied with all conditions and covenants under the agreements. On April 30, 2003, the Company provided certificates to the trustee under the indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related debt agreements for the Company’s financial reporting purposes in accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds reclassified as current in the accompanying consolidated balance sheet was $346.7 million as of December 31, 2002. During the period of noncompliance with the reporting obligations, none of the debt holders provided the Company with any notices of default under the agreement.

On December 19, 2003, the Company filed its first quarter 2003 and second quarter 2003 quarterly reports on Form 10-Q with the SEC. On January 23, 2004, the Company filed its third quarter 2002 and third quarter 2003 quarterly reports on Form 10-Q with the SEC. The Company is now current on all required SEC filings. Since the Company is in compliance with its reporting obligations under its debt covenants, long-term debt related to the Transition Bonds is no longer classified as current as of December 31, 2003.

During 2002, credit rating agencies lowered the credit ratings of Allegheny and certain of its subsidiaries, including West Penn. As a result, West Penn currently does not have a credit rating for short-term debt. Since West Penn does not have a credit rating for short-term debt of A-1 or better by Standard & Poor’s, P-1 or better by Moody’s, and F-1 or better by Fitch, West Penn is required to remit ITC collections to the Bond Trustee not later than the second business day after ITC collections are received. Accordingly, daily remittances to the Bond Trustee began on October 16, 2002.

On a short-term basis, the Company’s ability to cover operating expenses and issue debt payments within the stated due date is solely reliant on the collection of ITC. Revenues from ITC collections on a long-term basis are dependent on the approval of annual rate adjustments by the Pennsylvania PUC, through the annual reconciliation process.

Cash Flows

Cash flows from operations were $87.0 million, $72.6 million, and $61.7 million in 2003, 2002, and 2001, respectively. Cash flows from operations increased $14.4 million in 2003, compared with an increase of $10.8 million in 2002. The increase in 2003 is primarily the result of a decrease in accounts receivable from West Penn resulting from an acceleration of remittances to the Company from West Penn’s collections and an increase in ITC revenues collected by West Penn. The increase in 2002 was mainly due to an increase in ITC revenues collected by West Penn, as Servicer, and a decrease in cash paid for interest expense on the Bonds.

Cash flows used in investing increased $10.3 million in 2003. The largest component was the change in restricted funds resulting from accelerated remittances from West Penn as discussed above. Cash flows used in investing were fairly consistent in 2002 compared to 2001.

Cash flows used in financing activities increased $5.7 million in 2003, compared with an increase of $10.1 million in 2002. The increases in 2003 and 2002 were the result of scheduled bond principal payments as defined in the Indenture.

West Penn, as Servicer, remitted to the Trustee a total of $115.4 million for ITC collections during 2003. All quarterly payments were made on the scheduled due dates.

During 2002, West Penn remitted to the Trustee a total of $105.6 million of ITC collections. On the scheduled payment dates in March, June, September, and December 2002, the Trustee made quarterly payments of Bond principal, interest, and related administrative expenses. Payments and ITC collections were sufficient to pay interest of $31.8 million and principal payments in the amount of $70.3 million for the twelve-month period ended December 31, 2002. For the first quarter ended March 31, 2002, principal payments were scheduled at $17.5 million and payments were issued in full. During the second quarter ended June 30, 2002, scheduled principal payments were $18.4 million, with principal payments issued at $18.3 million, creating a year-to-date shortfall of $.1 million. During the third quarter ended September 30, 2002, principal payments were scheduled at $17.0 million, with principal payments issued at $17.1 million, which offset the shortfall created in the prior quarter. During the fourth quarter ended December 31, 2002, scheduled principal payments of $17.4 million were made. The shortfall at June 30, 2002 did not constitute an event of default under the Indenture.

In accordance with the Qualified Rate Order for prior years, in order to reconcile undercollections and to recover expected interest and principal payments, fees, or expenses expected in 2004, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on October 1, 2003. On December 18, 2003, the Pennsylvania PUC approved West Penn’s request for rates to become effective in 2004.

Financing

Transition Bonds: The Company’s obligations for future cash payments are limited to the principal, interest, and administrative fees related to the outstanding Transition Bonds. The balance at December 31, 2003 of Transition Bond obligations was $346.7 million (with $73.7 million representing the amount of principal contractually due within one year). The following table provides a summary of payments due by period for these obligations:

	Payments Due by Period
(In millions)	Due by December 31, 2004	Due from January 1, 2005, to December 31, 2006	Due from January 1, 2007, to December 31, 2008	Total
Class A-3 bonds	$73.7	$117.0	$—	$190.7
Class A-4 bonds	—	31.8	124.2	156.0

Total	$73.7	$148.8	$124.2	$346.7

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The bondholders’ exposure to market risk is de minimus.

The bondholders’ exposure to regulatory risks could be affected by inaccurate estimates of future revenue requirements necessary to meet debt obligations as filed in the annual adjustment requests or unforeseen changes in the Pennsylvania Competition Act or West Penn’s Qualified Rate Order.

ITEM 8.	FINANCIAL STATEMENTS

WEST PENN FUNDING LLC

Statements of Operations

	Year Ended December 31,
(In thousands)	2003	2002	2001
Operating revenue	$107,449	$105,635	$98,584

Operating expenses:
Operation expense	1,360	1,345	1,352
Amortization of intangible transition property	78,477	71,905	60,213

Total operating expense	79,837	73,250	61,565

Operating income	27,612	32,385	37,019

Other income	148	152	295

Interest on Transition Bonds	27,760	32,768	37,268

(Loss) income before income taxes	—	(231)	46

Federal income tax (benefit) expense	—	(80)	15

Net (loss) income	$—	$(151)	$31

Statements of Member's Equity

Balance at January 1	$4,678	$4,818	$4,769

Add:
Investment from Member	10	11	18
Net (loss) income	—	(151)	31

Balance at December 31	$4,688	$4,678	$4,818

See accompanying Notes to Financial Statements

WEST PENN FUNDING LLC

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2003	2002	2001
Cash flows from operations:
Net (loss) income	$—	$(151)	$31
Amortization of intangible transition property	78,477	71,905	60,213
Amortization of debt discount and issuance costs	845	1,017	1,130
Changes in certain current assets and liabilities:
Accounts receivable from West Penn	7,762	(40)	201
Interest and taxes accrued	(84)	(156)	174
Accounts payable to West Penn	(10)	—	10
Other	—	(11)	(10)

Net cash flows from operations	86,990	72,564	61,749

Cash flows (used in) investing:
Change in restricted funds	(11,018)	(743)	(1,608)

Cash flows (used in) financing:
Retirement of Transition Bonds	(75,990)	(70,295)	(60,185)
Investment from member	10	11	18

Net cash flows (used in) financing	(75,980)	(70,284)	(60,167)

Net change in cash and temporary cash investments	(8)	1,537	(26)
Cash and temporary cash investments at January 1	1,760	223	249

Cash and temporary cash investments at December 31	$1,752	$1,760	$223

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$26,992	$31,828	$35,978
Income taxes	—	169	—

See accompanying Notes to Financial Statements

WEST PENN FUNDING LLC

Balance Sheets

	As of December 31,
(In thousands)	2003	2002
ASSETS:

Current assets:
Cash and temporary cash investments	$1,752	$1,760
Accounts receivable from West Penn	7,071	14,833
Restricted funds	13,369	2,351
Intangible transition property	78,477	71,675

	100,669	90,619
Noncurrent assets:
Intangible transition property	249,247	334,525
Unamortized debt issuance expense	1,831	2,676

	251,078	337,201

Total assets	$351,747	$427,820

LIABILITIES AND MEMBER’S EQUITY:

Current liabilities:
Long-term debt due within one year	$73,715	$75,996
Transition Bonds, net of discount	—	346,654
Accounts payable to West Penn	—	10
Interest accrued	398	482

	74,113	423,142

Long-term debt, net of discount	272,946	—

Member's equity	4,688	4,678

Total liabilities and member’s equity	$351,747	$427,820

See accompanying Notes to Financial Statements

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

The Company was organized for the sole purpose of purchasing and owning Intangible Transition Property (ITP), issuing Transition Bonds (the Bonds or Transition Bonds), pledging its interest in ITP and other collateral to the bond trustee, and performing activities that are necessary, suitable, or convenient to accomplish these purposes. ITP represents the irrevocable right of West Penn, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (Pennsylvania Public Utility Commission Order) issued on November 19, 1998, and supplemented by order dated August 12, 1999, by the Pennsylvania Public Utility Commission (Pennsylvania PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice Order and Competition Act (Competition Act), enacted in December 1996. In November 1999, West Penn transferred the ITP to West Penn Funding Corporation, which then sold the ITP to the Company.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles used in the United States of America (GAAP) requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. On a continuous basis, the Company evaluates its estimates, including those related to the provisions for amortization, income taxes, and contingencies related to litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results.

Revenue

The Company records intangible transition revenues in the period ITC is billed to customers by West Penn.

Amortization of Intangible Transition Property

In 2003, the ITP was being amortized over the life of the Bonds based on ITC revenues adjusted by interest on Transition Bonds, operation expense, and interest income. These adjustments result in no reportable net income. In 2002 and 2001, the ITP was amortized over the life of the Bonds, based on ITC revenues, interest accruals and other fees. In 2002, the schedule of amortization, which calculated the monthly amortization based on actual and prospective ITC revenues was adjusted so that future amortization is recorded over the remaining life of the Bonds. See Note 2 for discussion of the amortization change.

Amortization of Debt Issuance Costs

Debt issuance costs are amortized using the effective interest method over the life of the Bonds.

Cash and Temporary Cash Investments

For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Restricted Funds

Under the Indenture, collections of the ITC are deposited into a “General Subaccount”. As described in Note 3, there are various other Subaccounts used to accumulate funds not required for the bond payments. If amounts available in the “General Subaccount” are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the other Subaccounts. Accordingly, the other Subaccounts are classified as Restricted Funds on the balance sheet.

After the Bonds are paid in full, any remaining amounts that collateralize the Bonds will be released to the Company. The restricted fund balance was $13.4 million and $2.4 million at December 31, 2003, and 2002, respectively.

Regulatory Asset – ITP

The Company, through West Penn, is regulated by various federal and state regulatory agencies and applies Statement of Financial Accounting Standards No. 71 (SFAS No. 71) “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. The Company purchased from West Penn Funding the ITP which was a result of the West Penn Qualified Rate Order.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income.

NOTE 2: COMPREHENSIVE FINANCIAL REVIEW

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation, and in light of Allegheny’s prior restatements of reports filed with the Securities and Exchange Commission (SEC), Allegheny and the Company initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with GAAP.

As a result of Allegheny’s and the Company’s comprehensive accounting review, the Company identified, prior to closing its books for 2002, various errors relating to the financial statements for 2001, 2000, and 1999, including certain accounting errors related to the Company’s financial statements. Allegheny’s management concluded that these errors for the Company were not material, either individually or in the aggregate, to the current year or any prior years’ financial statements. Accordingly, prior year financial statements have not been restated. Rather, the first quarter of 2002 reflects adjustments, which decreased net income by approximately $245,000 before income taxes ($164,000 net of income taxes), predominantly related to errors in the calculation of the amortization of ITP in fiscal years 2001, 2000, and years prior to 2000. These errors have had no effect on the Company’s ability to service its Transition Bonds or meet its other financial obligations.

Had the adjustments of the errors been recorded in the appropriate years, the following table demonstrates the effect on net (loss) income:

(In thousands)	2002	2001
Net (loss) income - as reported	$(151)	$31
Net income (loss) - as if adjusted	13	(6)

While certain changes in policies and procedures have been instituted, additional changes are needed to improve the internal control structure of Allegheny and the Company.

NOTE 3: CAPITALIZATION

Transition Bonds

In November 1999, the Company issued $600 million of Series 1999-A Bonds. The Bonds consisted of four classes with various interest rates based on the scheduled maturity date for each class, ranging from Class A-1 at 6.32 percent to Class A-4 at 6.98 percent (refer to schedule below). The Company used the proceeds from the Bonds to purchase ITP from West Penn Funding Corporation. The ITP and other assets of the Company collateralize the Bonds. The Class A-1 Bonds were retired in 2001 and the Class A-2 Bonds were retired in 2003.

Scheduled maturities and interest rates for the Bonds at December 31, 2003, are:

	Class	Bond Rate	Principal Balance (In thousands)	Expected Final Payment Date	Final Maturity Date
	A-3	6.810%	$190,692	September 25, 2006	September 25, 2008
	A-4	6.980%	156,000	June 25, 2008	December 26, 2008

Total			346,692
Unamortized debt discount			(31)
Current Maturities			(73,715)

Transition Bonds-Long Term			$272,946

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the Trustee under the Indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. On April 30, 2003, the Company provided certificates to the Trustee under the Indenture indicating that it was not in compliance with the covenants related to the Transition Bonds for filing its annual and quarterly reports. The covenant breaches with respect to the Transition Bonds are deemed defaults of the related agreements for the Company’s financial reporting purposes in accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor.” Accordingly, the total debt related to the Transition Bonds, reclassified as current at December 31, 2002, was in the amount of $346.7 million. None of the debt holders provided the Company with any notices of default under the agreement. Such notices, if received, would have allowed the Company 30 days to cure its noncompliance before the debt holders could have accelerated the due dates of the Bonds.

On December 19, 2003, the Company filed its first quarter 2003 and second quarter 2003 quarterly reports on Form 10-Q with the SEC. On January 23, 2004, the Company filed its third quarter 2002 and third quarter 2003 quarterly reports on Form 10-Q with the SEC. The Company is now current on all required SEC filings. The Company is currently in compliance with its reporting obligations under its debt covenants. The Transition Bonds are classified as long term as of December 31, 2003.

The source of repayment of the Transition Bonds is the ITC. West Penn is collecting this non-bypassable charge from its retail electricity customers. The Servicer deposits collections of the ITC into a “General Subaccount” maintained by the Trustee under the Indenture. Each quarter, such monies are used to make principal and interest payments on the Bonds, and pay fees, costs, and charges specified in the Indenture. The Indenture also includes a “Reserve Subaccount” that is maintained for the purpose of retaining any excess amount of ITC collections and investment earnings not released to the Company. The Indenture also provides for an “Overcollateralization Subaccount.” The overcollateralization for these securities will be funded over the life of the series 1999-A Bonds and is expected to reach 0.5 percent of the initial principal balance of this series of Transition Bonds.

Additionally, an amount equal to 0.5 percent of the initial principal amount of the Bonds was deposited into the “Capital Subaccount” under the Indenture on the date of issuance. If amounts available in the “General Subaccount,” “Reserve Subaccount,” and the “Overcollateralization Subaccount” are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the “Capital Subaccount.”

On payment in full of the Bonds, any remaining amounts that collateralize the Bonds will be released to the Company.

The expected final payment date for the Series 1999-A Bond is June 25, 2008, based upon its estimate of ITC collections. The actual dates on which principal is paid on each class of Transition Bonds are affected by the amount and timing of receipt of collections of ITC. If collections of ITC are received at a slower rate than expected, payments on the Transition Bonds may be made later than expected. Although the final payment may be made later than the expected final payment date, it must be made before the termination date. The Series 1999-A Bonds will not be in default unless they are not paid in full by their respective termination dates, as defined under the Indenture.

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

NOTE 5: INCOME TAXES

There are no basis differences between financial reporting and tax return treatment of assets and liabilities. The total provision for income taxes is not materially different from the amount produced by applying the federal income statutory tax rate of 35 percent to financial accounting income for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of Transition Bonds at December 31 were as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Transition Bonds	$346,692	$379,134	$422,688	$465,227

The carrying value of the Bonds, as stated above, does not reflect the netting of the unamortized discount of $31,000, and $38,000 at December 31, 2003, and December 31, 2002, respectively. The carrying amount of accounts receivable and accounts payable approximate their fair value. The fair value of the Bonds was estimated based on market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE 7: QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In thousands)	Dec	Sep	June	March	Dec	Sep	June	March
Operating revenue	$25,831	$26,769	$25,423	$29,426	$26,131	$27,594	$25,029	$26,881
Operating income	6,421	6,735	7,057	7,399	7,717	7,994	8,302	8,372
Net income (loss)	—	—	—	—	19	(2)	(2)	(166)

The 2002 quarterly amounts included in the table above reflect the adjustments identified in Allegheny’s comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for the Company’s first and second quarter 2002 operating revenues, operating income, and net (loss) income. The amounts shown as previously reported for operating income reflect reclassifications made in the Company’s presentation of its statement of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications were made to provide consistent presentations among Allegheny’s various SEC registrants. In aggregate, the reclassifications had no effect on previously reported net (loss) income.

(In thousands)	Second Quarter 2002	First Quarter 2002
Operating revenue as previously reported	$25,029	$26,881
Adjustments	—	—

As restated	$25,029	$26,881

Operating income as previously reported	$8,421	$8,766
Adjustments	(119)	(394)

As restated	$8,302	$8,372

Net income (loss) as previously reported	$77	$110
Adjustments	(79)	(276	) *

As restated	$(2)	$(166)

*	Includes $(164,000) for the correction of accounting errors related to years prior to 2002 (see Note 2) and $(112,000) for the correction of accounting errors related to the first quarter of 2002.

NOTE 8: RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, West Penn is required to manage and administer the ITP of the Company and to collect the ITC on behalf of the Company. The Company will pay a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $1.25 million for the periods ended December 31, 2003, 2002, and 2001. Servicing fees are included in operation expense on the statement of operations.

The balance sheet includes a receivable from West Penn of $7.1 million and $14.8 million at December 31, 2003, and 2002, respectively, for ITC collections.

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

Report of Independent Auditors

To West Penn Funding Corporation, the Sole Member

of West Penn Funding LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, member’s equity and cash flows present fairly, in all material respects, the financial position of West Penn Funding LLC (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation and in light of Allegheny’s prior restatements of reports filed with the SEC, Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with generally accepted accounting principles. As a result, Allegheny and the Company identified numerous accounting errors, including certain accounting errors related to financial statements of the Company. For the Company, the errors predominantly related to the incorrect calculation of the amortization of ITP for fiscal years 2001, 2000, and years prior to 2000. The aggregate amount of the errors for the Company increased the 2002 net loss by $245,000 before income taxes ($164,000 after income taxes).

These accounting errors resulted principally from internal control deficiencies, which were identified by Allegheny and the Company during the course of the comprehensive financial review. See ITEM 9A CONTROLS AND PROCEDURES in the Annual Report on Form 10-K for Allegheny for additional information.

Due to the ongoing comprehensive financial review and accounting errors identified by Allegheny, the Company delayed the filing of its 2002 annual report, and the filing of its quarterly reports on Form 10-Q for the periods ended September 30, 2002, March 31, 2003, and June 30, 2003. Subsequently the quarterly report on Form 10-Q for the period ended September 30, 2003 was also delayed. All of these reports have now been filed and the Company is current on all SEC required filings.

Based on the results of its comprehensive financial review, management was able to determine that the Company’s financial statements for periods prior to 2002 do not require restatement as discussed in Note 2 to the financial statements. Allegheny, for itself and its subsidiaries, has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-K. Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures.

To address the weaknesses identified in Allegheny’s and the Company’s internal controls and disclosure practices, Allegheny and the Company substantially augmented and revised their procedures in connection with the preparation of this annual report. These augmented procedures involved the creation of a formal drafting group to comprehensively review, revise, and update disclosure over an iterative process. This exercise also involved a heightened degree of direct involvement by senior officers, including the Principal Executive Officer of the Company. The principal elements of these augmented procedures have formed the basis for the Company’s written disclosure controls and procedures applicable to future periodic reports and certain public communications.

Allegheny and the Company have created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee establishes, maintains, monitors and evaluates Allegheny’s and its subsidiaries’ written disclosure controls and procedures and supervises and coordinates the preparation of their periodic reports and certain other public communications pursuant to formal written disclosure controls and procedures.

The Disclosure Committee, with the participation of the Company’s management, including the Company’s Principal Executive and Chief Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f), the augmented procedures implemented by Allegheny and the Company in connection with the preparation of this report as of December 31, 2003 and found them to be effective. However, until Allegheny completes actions to remedy internal control deficiencies, Allegheny and the Company intend to devote additional resources to ensure that its public disclosures are accurate.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The names, ages, and business experience during the past five years of directors of the registrant and term of office are set forth below.

Name	Term of Office	Title	Age as of 12/31/03
Terence A. Burke (a)	(f)	Director	47
Michael G. Morgan (b)	(f)	Director	37
Beth L. Peoples (c)	(f)	Director	43
Bruce M. Sedlock (d)	(f)	Director	46
Thomas C. Sheppard, Jr. (e)	(f)	Director	61

(a)	Mr. Burke was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Burke is also Deputy General Counsel of Allegheny Energy Service Corporation, an affiliate of the Company (AESC) (1999 - present). He was appointed Vice President of AESC in May 2002. Prior to joining AESC in 1999, Mr. Burke was Chief Counsel, Corporate Governance and Finance, at Niagara Mohawk Power Company (1996 - 1999).
(b)	Mr. Morgan, CPA, was elected as an Independent Director of West Penn Funding LLC, effective April 24, 2003. Mr. Morgan is a Vice President, Client Services for Entity Services Group, LLC, which provides corporate management services for special purpose entities (9/01 - present). Previously, Mr. Morgan was Manager, Falcidian, LLC (7/00 - 9/01), Program Control Manager, Computer Science Corporation (2/00 - 7/00), and Assistant Vice President, First USA Bank (10/95 - 2/00).
(c)	Ms. Peoples, CPA, was elected as an Independent Director of West Penn Funding LLC, effective April 24, 2003. Ms. Peoples is a Vice President of Client Development for Entity Services Group, LLC, which provides corporate management services for special purpose entities (11/95 - present).
(d)	Mr. Sedlock was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Sedlock is also Director, Taxes, AESC (1/99 - present). Prior to that position, Mr. Sedlock was a Team Leader for AESC (6/96 -1/99). Mr. Sedlock also serves as Director of Allegheny Energy Supply Capital Midwest, LLC (2/02 - present), Allegheny Energy Supply Capital, LLC (4/01 - present), West Penn Funding Corporation (10/99 - present), and West Penn Funding LLC – West (5/02 - present).
(e)	Mr. Sheppard was elected a Director of West Penn Funding LLC on November 3, 1999. Mr. Sheppard is also Assistant Secretary of Allegheny Energy, Inc., and its principal subsidiaries (7/96 - present).
(f)	Once elected, Directors serve until they resign or are removed or become otherwise disqualified to serve, or until his or her successor is elected and qualified.

Executive Officers of the Registrant

The names of the executive officers of the Company, their ages as of December 31, 2003, the positions they hold and their business experience during the past five years appear below:

Executive Officers of the Registrant

Position and Period of Service (a)

Name	Age	West Penn Funding LLC
Michael P. Morrell (b)	55	President (11/99 - present)
Regis F. Binder (c)	51	President & Chief Financial Officer (6/03 - present)

(a)	Once elected, officers serve until they resign or are removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.
(b)	Prior to his appointment as President of the Company, Mr. Morrell was Senior Vice President of Allegheny Energy, Inc. (5/96 - 9/03), President and Chief Operating Officer of Allegheny Energy Supply Company, LLC (2/01 - 9/03), Vice President of Monongahela Power Company (12/96 - 2/02), The Potomac Edison Company (12/96 - 2/02), and West Penn Power Company (12/96 - 2/02), Vice President of Allegheny Generating Company (8/96 - 2/01), and President of Allegheny Generating Company (2/01 - 9/03). Mr. Morrell retired, effective September 1, 2003.
(c)	Prior to his appointment as President and Chief Financial Officer of West Penn Funding LLC, Mr. Binder was Interim Chief Financial Officer of Allegheny Energy, Inc. (6/03 - 7/03). He is also Vice President and Treasurer of Allegheny Energy, Inc. (12/98 - present), Vice President (2/00 - present) and Treasurer (2/99 - present) of Allegheny Generating Company, and Treasurer of Monongahela Power Company, The Potomac Edison Company, West Penn Power Company (12/98 - present), and Allegheny Energy Supply Company, LLC (11/99 - present). Mr. Binder was Executive Director, Regulation and Rates for AESC (1997 - 1998). Mr. Binder has elected to retire under Allegheny’s Early Retirement Option Program and will retire April 1, 2004. See ITEM 11. EXECUTIVE COMPENSATION - Early Retirement Option Program for additional information.

Audit Committee Financial Expert

The Company’s Board of Directors has determined it does not have an audit committee financial expert. The Company believes that because it is is a special purpose entity, it is not necessary to retain the services of an audit committee financial expert on its Board of Directors.

Code of Ethics

In early 2004, a Code of Ethics was adopted for Allegheny and its subsidiaries and affiliates, including the Company, in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which Allegheny is subject. All directors, officers and employees of Allegheny are expected to be familiar with the Code of Ethics and to adhere to its principles and procedures. The Code of Ethics is available on AE’s website, www.alleghenyenergy.com, in the Corporate Governance section of the Financial home page.

ITEM 11.	EXECUTIVE COMPENSATION

Certain of the executive compensation described in this section relates to compensation plans and other compensation arrangements implemented by Allegheny for itself and its subsidiaries. It is included in this report to the extent that the Company’s named executive officers, Michael P. Morrell and Regis F. Binder, received compensation under such plans or arrangements in 2003, although none of the compensation is paid by, or is attributable to, the Company. Mr. Morrell is in the Allegheny Annual Report on Form 10-K for 2003 as a named executive officer, and as such the executive compensation he received from Allegheny as disclosed in Allegheny’s Annual Report on Form 10-K for 2003 is included here. Mr. Morrell retired from the Company, effective September 1, 2003. Regis F. Binder was named President of the Company, as of June 2003. Mr. Binder received no compensation from the Company during 2003, 2002, or 2001.

During 2003, and for 2002 and 2001, the annual compensation paid directly or indirectly to the named executive officers of the Company is set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year	Salary		Annual Incentive (b)		No. of Options	Long-Term Performance Plan Payout (c)		All Other Compensation (d)
Michael P. Morrell President (e)	2003 2002 2001	$ $ $	257,231 380,000 300,000	$ $ $	— — 170,700	— — —	$ $ $	— — 106,761	$ $ $	92,922 8,492 7,358
Regis F. Binder President (f)	2003		$190,000		—	—		—		$39,486

(a)	In 2003, Messrs. Morrell and Binder also performed services for other companies in the Allegheny Energy, Inc. family of companies. The compensation shown is for all services in all capacities to Allegheny Energy and its subsidiaries. None of the compensation is paid by, or is attributable to, the Company. All salaries, annual incentives and long-term payouts of Messrs. Morrell and Binder are paid by Allegheny Energy Service Corporation. Mr. Morrell retired, effective September 1, 2003.
(b)	Incentive awards are based upon performance in the year in which the figure appears, but are paid in the following year.
(c)	In 1998, the Board of Directors of AE implemented a Long-Term Incentive Plan for senior officers of AE and its subsidiaries, which was approved by the shareholders of AE at the Annual Meeting in May 1998. A sixth cycle (the second three-year performance period of this new Plan) began on January 1, 1999, and ended on December 31, 2001. The figure shown for 2001 represents the dollar value paid in 2002 to each of the named executive officers who participated in Cycle VI. A seventh cycle began on January 1, 2000, and ended on December 31, 2002. There was no payment for Cycle VII, as reflected in the compensation table for 2002. An eighth cycle began on January 1, 2001 and ended on December 31, 2003. There was no payment for Cycle VIII, as reflected in the compensation table for 2003. A ninth cycle began on January 1, 2002, and will end on December 31, 2004. A tenth cycle began on January 1, 2003 and will end on December 31, 2005. After completion of each cycle, awards may be paid in the form of AE’s common stock for Cycle IX and 50 percent cash and 50 percent common stock for Cycle X, if performance criteria have been met.
(d)	The figures in this column include, if applicable, the present value of the executive’s cash value at retirement attributable to that year’s premium payment for life insurance purchased under the Executive Life Insurance Plan (ELIP). The figures in this column also include the premium paid for the basic group life insurance plan. In addition, amounts in this column include the Company’s contribution for the Employee Stock Option and Savings Plan (ESOSP). For 2003, the figures shown include amounts representing (1) the life insurance premiums on the Basic Group Life Insurance plan and (2) ESOSP contributions, respectively, as follows: Mr. Morrell, $1,879 and $6,000; and Mr. Binder, $1,409 and $5,160.

(e)	Mr. Morrell retired effective September 1, 2003. The figure in the All Other Compensation column for 2003 includes a payout of unused accrued vacation of $85,043.
(f)	Mr. Binder served as Interim Chief Financial Officer of Allegheny Energy, Inc. from 6/03 through 7/03. The figure in the All Other Compensation column for 2003 includes nonpensionable compensation during Mr. Binder’s assignment as Interim Chief Financial Officer of $2,917 and a $30,000 nonpensionable retention payment.

Basic Group Life Insurance Plan

Allegheny provides life insurance to all employees, subject to meeting eligibility requirements, including the named executive officers under a basic group life insurance plan that pays a death benefit equal to the insured’s base salary, excluding bonuses, during employment and $25,000 during retirement.

ESOSP

The ESOSP was established as a non-contributory stock ownership plan for all eligible employees, effective January 1, 1976, and amended in 1984 to include a savings program. All of Allegheny’s employees, subject to meeting eligibility requirements, may elect to participate in the ESOSP. Under the ESOSP, each eligible employee can elect to have from two to twelve percent of his or her compensation contributed to the ESOSP on a pre-tax basis, and an additional one to six percent on a post-tax basis. Participants direct the investment of contributions to specified mutual funds. Fifty percent of pre-tax contributions, up to six percent of an employee’s compensation, is matched by Allegheny with common stock of AE. For 2003, the maximum amount of compensation to be factored into these calculations was $200,000. Pre-tax contributions may be withdrawn only if financial hardship requirements are met or employment is terminated. Since October 25, 2002, employees have not been able to purchase AE common stock under the ESOSP.

Retirement Plan

Allegheny maintains a retirement plan covering substantially all employees (Retirement Plan). The Retirement Plan is a noncontributory, trusteed pension plan designed to meet the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the Code). Each covered employee is eligible for retirement at normal retirement date (age 65), with early retirement permitted.

Allegheny also maintains a SERP for executive officers and other senior managers. Messrs. Morrell and Binder are participants in the SERP. An officer will be eligible to receive benefits under the SERP only if he or she has been credited with at least 10 years of service with Allegheny and has reached his or her 55th birthday. Under the SERP, an eligible participant will receive a supplemental retirement benefit equal to his or her Average Compensation multiplied by the sum of: (1) two percent for each year of service up to 25; (2) one percent for each year of service from 25 to 30; and (3) one-half percent for each year of service from 30 to 40, less benefits paid under the Retirement Plan and less two percent for each year that a participant retires prior to his or her 60th birthday. The Plan also provides for use of Average Compensation in excess of the Code maximums.

A participant’s benefits are capped at 60 percent of Average Compensation (including for this purpose retirement benefits paid under the Retirement Plan and benefits payable from other employers), less two percent for each year the participant retires prior to reaching age 60.

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

To provide funds to pay these benefits, beginning January 1, 1993, Allegheny purchased insurance policies on the lives of some of the participants in the SERP, including Messrs. Morrell and Binder. The insurance policy, for Mr. Morrell was surrendered at the time of his retirement and the proceeds were used to purchase an individual annuity contracts to secure his accrued benefit under the SERP. Insurance contracts for actively employed executives, including Mr. Binder, had not matured as of December 31, 2003 and were surrendered with the proceeds from each covered participant’s policy used to secure all or a portion of their accrued benefit under the SERP. The portion of the premiums required to be deemed compensation by the SEC for this insurance is included in the All Other Compensation column of the Executive Compensation chart.

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

PENSION PLAN TABLE

	Years of Credited Service
Average Compensation (a)	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$200,000	$60,000	$80,000	$100,000	$110,000	$115,000	$120,000
300,000	90,000	120,000	150,000	165,000	172,500	180,000
400,000	120,000	160,000	200,000	220,000	230,000	240,000
500,000	150,000	200,000	250,000	275,000	287,500	300,000
600,000	180,000	240,000	300,000	330,000	345,000	360,000
700,000	210,000	280,000	350,000	385,000	402,500	420,000
800,000	240,000	320,000	400,000	440,000	460,000	480,000
900,000	270,000	360,000	450,000	495,000	517,000	540,000
1,000,000	300,000	400,000	500,000	550,000	575,000	600,000
1,100,000	330,000	440,000	550,000	605,000	632,500	660,000
1,200,000	360,000	480,000	600,000	660,000	690,000	720,000
1,300,000	390,000	520,000	650,000	715,000	747,000	780,000

(a)	The earnings of Messrs. Morrell and Binder covered by the plan correspond substantially to such amounts shown for them in the summary compensation table. As of his retirement date, Mr. Morrell, had been credited with 18 years of service under the SERP. Under the Retirement Plan and the SERP, based on the survivor option selected prior to retirement, monthly benefits of $13,454 will be paid to Mr. Morrell. As of December 31, 2003, Mr. Binder has been credited with 29 full years of service under the Retirement Plan.

Early Retirement Option Program

During August of 2002, and subsequently in March and April of 2003, Allegheny offered a voluntary Early Retirement Option (ERO) to the named and other executive officers who would be age 50 or older as of October 1, 2003. The ERO provides Allegheny with the right to designate a retirement date for each electing employee. The retirement date may not be prior to June 1, 2003, or after January 1, 2005. Employees who have elected to participate in the ERO may rescind their elections at any time prior to the designated retirement effective date.

The provisions of the ERO are as follows:

1.	The 10-year service requirement to receive a benefit under the SERP has been waived.

2.	Based on their age at retirement, officers receive from a minimum of three additional years of service up to a maximum of five additional years under the SERP.

3.	The early retirement reduction factors under the SERP have been removed.

As of the date of this report, Michael P. Morrell has retired following his election to participate in the ERO. In addition, Regis F. Binder elected the ERO and will retire effective April 1, 2004. As part of the provisions of the ERO, although the Company is bound to allow an executive to retire pursuant to the ERO up until the date designated for his or her retirement, the executive may elect to not retire.

Long-Term Incentive Plan

The Board of Directors and shareholders of AE approved the 1998 Long-Term Incentive Plan (LTIP) to assist Allegheny in attracting and retaining key employees and directors and motivating performance. The LTIP is administered by the Management Compensation and Development Committee (the Committee), which may delegate to an executive officer the power to determine the employees (other than himself or herself) eligible to receive awards. The Committee may from time to time designate key employees and directors to participate in the LTIP for a particular year. The number of shares of AE common stock authorized for issuance under the LTIP is

10 million, subject to adjustments for recapitalizations or other changes to AE’s common shares. No participant in the LTIP may be granted more than 600,000 shares (or rights or options in respect of more than 600,000 shares) in any calendar year. For purposes of this limit, shares subject to an award that is to be earned over a period of more than one calendar year will be allocated to the first calendar year in which such shares may be earned. On March 4, 2004, the LTIP was amended to terminate on May 14, 2008.

Stock Option Awards

The LTIP permits awards of options to purchase AE common stock on terms and conditions as determined by the Committee. Stock options are issued at strike prices equal to the fair market value (as defined in the LTIP) of AE common stock as of the date of the option grant. The terms of option awards are set forth in option award agreements. The Committee may award non-qualified stock options or incentive stock options (each as defined in the LTIP). No participant in the LTIP may receive incentive stock option awards under the LTIP or any other Allegheny compensation plan that would result in incentive stock options to purchase shares of AE common stock with an aggregate fair market value of more than $100,000 first becoming exercisable by such participant in any one calendar year.

Options awarded under the LTIP will terminate upon the first to occur of: (i) the option’s expiration under the terms of the related option award agreement; (ii) termination of the award following termination of the participant’s employment under the rules described in the next paragraph; and (iii) 10 years after the date of the option grant. The Committee may accelerate the exercise period of awarded options, and may extend the exercise period of options granted to employees who have been terminated.

In the event of the termination of employment of a participant in the LTIP, options not exercisable at the time of the termination will expire as of the date of the termination and exercisable options will expire 90 days from the date of termination. In the event of termination of a participant’s employment due to retirement or disability, options not exercisable will expire as of the date of termination and exercisable options will expire one year after the date of termination. In the event of the death of a participant in the LTIP, all options not exercisable at the time of death will expire, and exercisable options will remain exercisable by the participant’s beneficiary until the first to occur of one year from the time of death or, if applicable, one year from the date of the termination of such participant’s employment due to retirement or disability.

The Committee may establish dividend equivalent accounts with respect to awarded options. A participant’s dividend equivalent account will be credited with notional amounts equal to dividends that would be payable on the shares for which the participant’s options are exercisable, assuming that such shares were issued to the participant. The participant or other holder of the option will be entitled to receive cash from the dividend equivalent account at such time or times and subject to such terms and conditions as the Committee determines and provides in the applicable option award agreement. If an option terminates or expires prior to exercise, the dividend equivalent account related to the option will be concurrently eliminated and no payment in respect of the account will be made.

The Committee may permit the exercise of options or the payment of applicable withholding taxes through tender of previously acquired shares of AE common stock or through reduction in the number of shares issuable upon option exercise. The Committee may grant reload options to participants in the event that participants pay option exercise prices or withholding taxes by such methods.

In the event of a change of control of Allegheny (as defined in the LTIP), unless provided to the contrary in the applicable option award agreement, all options outstanding on the date of the change in control will become immediately and fully exercisable.

Restricted Share Awards

The Committee may grant shares of common stock on terms, conditions and restrictions as the Committee may determine. Restrictions, terms, and conditions may be based on performance standards, period of service, share ownership, or other criteria. Performance based awards will be subject to the same performance targets as described under “Performance Awards” below. The terms of restricted stock awards will be set forth in award agreements.

Performance Awards

The Committee may grant performance awards, which will consist of a right to receive a payment that is either measured by the fair market value of a specified number of shares of AE common stock, increases in the fair market value of AE common stock during an award period and/or consists of a fixed cash amount. Performance awards may be made in conjunction with or in addition to restricted stock awards. Award periods will be two or more years or other annual periods as determined by the Committee. The Committee may permit newly eligible participants to receive performance awards after an award period has commenced.

The Committee establishes performance targets in connection with performance awards. In the case of awards intended to be deductible for federal income tax purposes, performance targets will relate to operating income, return on investment, return on shareholders’ equity, stock price appreciation, earnings before interest, taxes and depreciation/amortization, earnings per share, and/or growth in earnings per share. The Committee prescribes formulas to determine the percentage of the awards to be earned based on the degree of attainment of award targets. Allegheny may make payments in respect of performance awards in the form of cash or shares of AE common stock, or a combination of both.

In the event of a participant’s retirement during an award period, the participant will not receive a performance award unless otherwise determined by the Committee, in which case the participant will be entitled to a prorated portion of the award. In the event of the death or disability of a participant during an award period, the participant or his or her representative will be entitled to a prorated portion of the performance award. A participant will not be entitled to a performance award if his or her employment terminates prior to the conclusion of an award period, provided that the Committee may determine in its discretion to pay performance awards, including full (i.e., non-prorated) awards, to any participant whose employment is terminated. In the event of a change of control of Allegheny, all performance awards for all award periods will immediately become payable to all participants and will be paid within 30 days after the change in control.

The Committee may, unless the relevant award agreement otherwise specifies, cancel, rescind, or suspend an award in the event that the LTIP participant engages in competitive activity, discloses confidential information, solicits employees, customers, partners or suppliers of Allegheny, or undertakes any other action determined by the Committee to be detrimental to Allegheny.

Termination of Certain Provisions

The LTIP contains provisions intended to ensure that certain restricted share awards and performance awards to “covered employees” under Section 162(m) of the Internal Revenue Code are exempt from the $1 million deduction limit contained in that Section of the Code. Those exemptive provisions, by their terms and under the applicable IRS regulations, expired as of May 14, 2003. Any pending, but unvested, awards issued under such provisions are unaffected by the provisions’ expiration, but any future restricted stock or performance awards to covered employees will not be eligible for the exemption from the Section 162(m) limit unless the provisions are reapproved by the shareholders. AE may seek stockholder reauthorization of the LTIP with respect to such provisions, but has no present intention to do so. Allegheny may choose alternative methods to compensate covered employees who would have received compensation under the terminated provisions of the LTIP had such provisions not terminated.

ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN

SHARES AWARDED IN 2003 (CYCLE X)

			Estimated Future Payment
Name	Number of Shares	Performance Period	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Michael P. Morrell* President	72,751	2003 -2005	36,375	72,751	145,502
Regis F. Binder President	18,849	2003 -2005	9,425	18,849	37,698

*	Mr. Morrell retired in 2003. Under the LTIP, the Management Compensation and Development Committee (the Committee) of Allegheny’s Board of Directors may authorize payment of prorated or full awards to retired LTIP participants. As of the date of this report, the Committee has not taken action in this regard.

The named executives were awarded the above number of performance shares for Cycle X under the LTIP. Such number of shares is only a target. Each executive’s 2003-2005 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock, based on the price of such stock on December 31, 2002. The plan provides that at the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of AE common stock on December 31, 2005, and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies, or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may nevertheless receive an award based on the number of months worked during the period. The final value of an executive’s account, if any, will be paid in the form of 50% cash and 50% AE common stock to the executive in early 2006.

The actual payout of an executive’s award may range from zero to 200 percent of the target amount before dividend reinvestment. The payout is based upon stockholder performance versus the peer group. Target performance is defined as AE achieving a three-year total shareholder return that is twice that of the peer group. Achievement of less than one times the performance of the peer group results in zero payout. Achievement of between one times and four times the performance of the peer group results in payouts ranging from 50% of target to 200% of target.

Incentive Plans and Awards

Allegheny has previously established annual incentive plans (the short-term incentive plans) for the purpose of attracting and retaining quality managerial talent and to reward attainment of performance goals. Under these plans, the Management Compensation and Development Committee of AE’s Board of Directors determines award levels, based upon the recommendation of AE’s Chief Executive Officer and subject to full Board approval. The short-term incentive plan for 2003 was terminated by the Board in December 2003 and no awards were granted.

Retirement Agreement

Mr. Morrell elected to retire under the ERO, effective September 1, 2003. Under the terms of the ERO, Mr. Morrell was credited with three additional years of service under the SERP. Mr. Morrell also entered into an agreement with Allegheny under which Allegheny agreed to waive the requirement that Mr. Morrell serve ten years with Allegheny in order to be credited with eight additional years of service for purposes of the SERP. Mr. Morrell’s retirement under the agreement effected the termination of his Employment Agreement and Change in Control Contract with Allegheny. The agreement also subjects Mr. Morrell to certain confidentiality, non-competition and non-solicitation covenants. Mr. Morrell has agreed to cooperate with Allegheny with respect to ongoing or future litigation and proceedings.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee of the Board. There were no officers or employees of the Company who, during the last completed fiscal year, participated in deliberations of the Board concerning executive officer compensation since none of the compensation for officers of the Company is paid by or attributable to the Company. There were no interlocking directorships in 2003.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to PricewaterhouseCoopers LLP (PwC) in respect of services rendered in 2003 and 2002. All services provided to the Company by PwC require the prior review and approval by the Audit Committee of Allegheny Energy, Inc.

AUDIT FEES

The audit fees and expenses associated with West Penn Funding LLC were $50,000 for 2003 and 2002, respectively.

AUDIT-RELATED FEES

Fees and expenses from audit-related services were $8,500 for 2002. These fees are for certain agreed upon procedures which are required by the Indenture for $600 million of Bonds, Series 1999-A, Class A-1 through Class A-4, issued in November 1999.

TAX FEES

There were no fees and expenses paid for tax advisory, planning, and compliance services for 2003 and 2002.

ALL OTHER FEES

There were no fees and expenses paid for other services for 2003 or 2002.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements (included in response to Item 8).

Report of Independent Auditors.

Statements of Operations for each of the years ended December 31, 2003, 2002, and 2001.

Statements of Member’s Equity for each of the years ended December 31, 2003, 2002, and 2001.

Statements of Cash Flows for each of the years ended December 31, 2003, 2002, and 2001.

Balance Sheets at December 31, 2003, and 2002.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

See Exhibit Index, which appears following the Signature page to this report.

(b)	Reports on Form 8-K in the fourth quarter:

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No Annual Report or proxy materials have been sent to security holders for West Penn Funding LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PENN FUNDING LLC
(Registrant)

By:	/s/ Regis F. Binder
Regis F. Binder
President and Chief Financial Officer Principal Executive Officer

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

	Signature		Title	Date

(i)	Principal Executive Officer and Principal Financial Officer

	By:	/s/ Regis F. Binder	President and Chief Financial Officer	March 11, 2004
Regis F. Binder

(ii)	Principal Accounting Officer

	By:	/s/ Keith L. Warchol	Treasurer	March 11, 2004
Keith L. Warchol

(iii)	Directors

	By:	/s/ Terence A. Burke		March 11, 2004
Terence A. Burke

	By:	/s/ Michael G. Morgan		March 11, 2004
Michael G. Morgan

	By:	/s/ Beth L. Peoples		March 11, 2004
Beth L. Peoples

	By:	/s/ Bruce M. Sedlock		March 11, 2004
Bruce M. Sedlock

	By:	/s/ Thomas C. Sheppard, Jr.		March 11, 2004
Thomas C. Sheppard, Jr.

INDEX TO EXHIBITS

	Document	Incorporation by Reference
3.1	Certificate of Formation	Registration Statement No. 333-79619, exh. 4.2

3.2	Limited Liability Company Agreement	Registration Statement No. 333-79619, exh. 4.1.1

3.3	Assignment of Limited Liability Company Interest and Amendment to Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.3

3.4	Amended and Restated Limited Liability Company Agreement	Form 10-K of the Company (333-79619), December 31, 1999 exh. 3.4

4.1	Indenture dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.1

4.2	Series Supplement dated November 16, 1999, between the Company and Bankers Trust Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 4.2

4.3	Form of Transition Bonds	Registration Statement No. 333-79619, exh. 4.4

10.2	Intangible Transition Property Sale Agreement dated November 16, 1999, between the Company and West Penn Funding Corporation	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.2

10.3	Intangible Transition Property Servicing Agreement dated November 16, 1999, between the Company and West Penn Power Company	Form 10-K of the Company (333-79619), December 31, 1999 exh. 10.3

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Quarterly Servicer’s Certificates	Form 10-Q of the Company (333-79619) For the periods ended: March 31, 2003 June 30, 2003 September 30, 2003

For the certificate dated December 16, 2003 (attached to this filing)