Form 10-Q
period 2004-03-31
WEST PENN FUNDING LLC
filed 2004-05-10
CIK 1087288

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

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

WEST PENN FUNDING LLC

Form 10-Q for Quarter Ended March 31, 2004

PART I.    FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS

WEST PENN FUNDING LLC

STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
(In thousands)	2004	2003
Operating revenue	$26,007	$29,426
Operating expenses:
Operation expense	382	341
Amortization of intangible transition property	19,542	21,686

Total operating expenses	19,924	22,027

Operating income	6,083	7,399

Other income	52	39
Interest on transition bonds	6,135	7,438

Income before income taxes	—	—
Federal income tax	—	—

Net income	$—	$—

See accompanying notes to financial statements.

WEST PENN FUNDING LLC

STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
(In thousands)	2004	2003
Cash flows from operations:
Net income	$—	$—
Amortization of intangible transition property	19,542	21,686
Amortization of debt discount and issuance costs	188	227
Changes in certain assets and liabilities:
Accounts receivable from West Penn Power Company	1,079	(1,171)
Interest accrued and other	(21)	(20)

Net cash flows from operations	20,788	20,722

Cash flows used in financing:
Equity contribution from member	9	10
Change in restricted funds	(548)	(467)
Retirement of transition bonds	(19,886)	(19,879)

Net cash flows used in financing	(20,425)	(20,336)

Net change in cash and temporary cash investments	363	386
Cash and temporary cash investments at December 31	1,752	1,760

Cash and temporary cash investments at March 31	$2,115	$2,146

See accompanying notes to financial statements.

WEST PENN FUNDING LLC

BALANCE SHEETS

	Unaudited
(In thousands)	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$2,115	$1,752
Accounts receivable from West Penn Power Company	5,992	7,071
Restricted funds	13,917	13,369
Intangible transition property	76,332	78,477

	98,356	100,669
Noncurrent assets:
Intangible transition property	231,850	249,247
Unamortized debt issuance expense	1,643	1,831

	233,493	251,078

Total assets	$331,849	$351,747

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Long-term debt due within one year	$73,201	$73,715
Interest accrued	375	398

	73,576	74,113
Long-term debt, net of discount	253,576	272,946
Member’s equity	4,697	4,688

Liabilities and member’s equity	$331,849	$351,747

See accompanying notes to financial statements.

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Annual Report on Form 10-K of West Penn Funding LLC (the Company) for the year ended December 31, 2003. The Company is an indirect wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny).

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

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations and cash flows for the three months ended March 31, 2004, and 2003 and financial position at March 31, 2004, and December 31, 2003.

NOTE 2:    LONG-TERM DEBT

Scheduled maturities and interest rates for the long-term debt at March 31, 2004, are:

(In thousands)	Bond Rate	Principal Balance	Expected Final Payment Date	Final Maturity Date
Class A-3 Transition Bonds	6.81%	$170,806	September 25, 2006	September 25, 2008
Class A-4 Transition Bonds	6.98%	156,000	June 25, 2008	December 26, 2008

Total		326,806
Current Maturities		(73,201)
Unamortized Discount		(29)

Transition Bonds, Long-Term		$253,576

The current maturities stated above are based on a combination of the expected final payment dates and scheduled repayments for the Class A-3 Transition Bonds rather than the final maturity dates.

According to the indenture, principal payments are applied to the Class A-3 Transition Bonds until the issue is paid in full. Thereafter, principal payments will be applied to the Class A-4 Transition Bonds.

On the scheduled payment date in March 2004, the Trustee made a quarterly payment of Transition Bond principal, interest and related expenses. Payments and Intangible Transition Charge (ITC) collections were sufficient to pay interest of $6.0 million and the scheduled principal payment in the amount of $19.9 million.

The Company is required to file copies of its annual and quarterly reports as filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with or for the debt holders. The Company is also required to deliver to the Trustee under the Indenture a certificate indicating that the Company has complied with all conditions and covenants under the agreement. The Company is in compliance with its reporting obligations under its debt covenants.

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 3:    SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under an agreement between the Company and West Penn Power Company (West Penn) (the Servicing Agreement), West Penn, as Servicer, is required to manage and administer the Intangible Transition Property (ITP) of the Company and to collect the ITC on behalf of the Company. The Company pays a maximum annual service fee of $1.25 million to West Penn. The Company recorded servicing fees of $0.3 million for the three months ended March 31, 2004 and 2003.

At March 31, 2004, the balance sheet includes a receivable from West Penn of $6.0 million for ITC collections.

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

The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report on Form 10-K for the Company should be read in conjunction with the following Management’s Discussion and Analysis information.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail electricity service in Pennsylvania;

•	regulatory action of the Pennsylvania Public Utilities Commission (Pennsylvania PUC) with respect to Intangible Transition Charge;

•	sufficiency and recoverability of ITC revenues;

•	demand for energy;

•	results of operations;

•	regulatory matters;

•	internal controls and procedures and outstanding financial reporting obligations.

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

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Transition Bond principal, interest, fees, and scheduled overcollateralization sub-account funding will be recovered through ITC payable by retail customers within West Penn’s service territory who receive electric delivery service from West Penn.

During the three months ended March 31, 2004, the Company recorded approximately $26.0 million in ITC revenue and recorded $6.1 million interest expense on the Transition Bonds, and recorded $19.5 million in ITP amortization.

In comparison, during the three months ended March 31, 2003, the Company recorded approximately $29.4 million in ITC revenue and $7.4 million in interest expense on the Transition Bonds, and recorded $21.7 million in ITP amortization.

West Penn, as Servicer, remitted to the Trustee $26.7 million of ITC collections for the period covering December 2003 and January and February 2004. A portion of the ITC collections for March 2004 are reflected in revenues for the first quarter of 2004 with a corresponding receivable from West Penn at March 31, 2004.

In accordance with the Qualified Rate Order for prior years, in order to reconcile under-collections and to recover expected interest and principal payments, fees, or expenses expected in 2004, West Penn, as Servicer, filed a request for an adjustment to the ITC with the Pennsylvania PUC on October 1, 2003. On December 18, 2003, the Pennsylvania PUC approved West Penn’s request for rates to become effective on January 1, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no changes to the quantitative and qualitative disclosures about market risk from those described in Item 7-A of the Company’s 2003 Annual Report on Form 10-K.

WEST PENN FUNDING LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

ITEM 4.    CONTROLS AND PROCEDURES

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation, Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its current and prior financial statements, including the financial statements of the Company, are fairly presented in accordance with generally accepted accounting principles.

Allegheny, for itself and its subsidiaries, has implemented corrective actions to mitigate the risk that its internal control deficiencies would prevent information required to be disclosed by the Company in its periodic reports, including this quarterly report, from being timely reported or impede the compilation and communication of information to Allegheny’s and the Company’s management sufficient to permit timely decisions regarding required disclosures in the financial statements and other information included in the Company’s periodic reports, including this quarterly report.

To address the weaknesses identified in Allegheny’s and the Company’s internal controls and disclosure practices, Allegheny and the Company substantially augmented and revised their procedures in connection with the preparation of each subsequently filed periodic report, including this quarterly report. These augmented procedures involved the creation of a formal drafting group to comprehensively review, revise, and update disclosures. This exercise also includes direct involvement by senior officers, including the Principal Executive Officer of the Company. The principal elements of these augmented procedures have formed the basis for the Company’s written disclosure controls and procedures applicable to future periodic reports and certain public communications.

In 2003, Allegheny and the Company created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services, and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee establishes, maintains, monitors and evaluates Allegheny’s and its subsidiaries’ written disclosure controls and procedures and supervises and coordinates the preparation of their periodic reports and certain other public communications pursuant to formal written disclosure controls and procedures.

The Disclosure Committee, with the participation of the Company’s management, including the Company’s Principal Executive and Principal Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the augmented procedures implemented by Allegheny and the Company in connection with the preparation of this report as of March 31, 2004 and found them to be effective. However, until Allegheny completes actions to remedy internal control deficiencies, Allegheny and the Company intend to devote additional resources to ensure that its public disclosures are accurate.

For additional information, see Item 9A., Controls and Procedures, in the Company’s 2003 Annual Report on Form 10-K.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Quarterly Servicer’s Certificates

(b)  Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN FUNDING LLC

/s/ Thomas C. Sheppard, Jr.
Thomas C. Sheppard, Jr.
President, Principal Financial Officer and Principal Executive Officer

May 10, 2004